Form 10QSB
period 2002-09-30
NORTON INDUSTRIES CORP
filed 2002-10-10
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ________

                     Commission file number:        000-49852
                                               -------------------

                               NORTON INDUSTRIES CORP.
           ---------------------------------------------------------------
           (Exact Name of Small Business Issuer as specified in its charte

                   Delaware                          04-3616479
       --------------------------------   --------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification
        incorporation or organization                  Number)


                    524 Westgate Drive, Edison, New Jersey 08820
                  -------------------------------------------------
                      (Address of principal executive offices)

                                  (908) 412-9273
                  -------------------------------------------------
                             (Issuer's telephone number)

                                       None
                  -------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ X ]    NO [  ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of October 7, 2002: 5,000,000 shares of common stock, $.0001 par value

  Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                 TABLE OF CONTENTS



                                                                           PAGE
                                                                          ------
  PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements .......................................      3
  Item 2.   Management's Discussion and Analysis or Plan of
            Operation...................................................      8

  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings ..........................................      9
  Item 2.   Changes in Securities ......................................      9
  Item 3.   Defaults Upon Senior Securities ............................      9
  Item 4.   Submission of Matters to a Vote of Security Holders ........      9
  Item 5.   Other Information ..........................................      9
  Item 6.   Exhibits and Reports on Form 8-K ...........................      9

  Signature

                         PART I  -  FINANCIAL INFORMATION


 ITEM 1.    Financial Statements


                         NORTON INDUSTRIES CORPORATION
                          (A Development Stage Company)

                               BALANCE SHEET
                          As of September 30, 2002


                                 ASSETS

CURRENT ASSETS .................................................     $     0
                                                                     --------
  TOTAL CURRENT ASSETS .........................................           0
                                                                     --------
OTHER ASSETS ...................................................           0
                                                                     --------
  TOTAL OTHER ASSETS ...........................................           0
                                                                     --------
TOTAL ASSETS ...................................................     $     0
                                                                     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ............................................     $     0
                                                                     --------
  TOTAL CURRENT LIABILITIES ....................................           0
                                                                     --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding ................           0

  Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding ..........         500

Contributed capital by controlling shareholder..................       4,300

Deficit accumulated during development stage ...................     (4,800)
                                                                    ---------
   TOTAL STOCKHOLDERS' EQUITY ..................................          0
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................     $    0
                                                                    =========



  The accompanying notes are an integral part of these financial statements

                          NORTON INDUSTRIES CORPORATION
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                   For the Three Months Ended September 30, 2002



REVENUE ........................................................    $      0
                                                                    ---------
EXPENSES
   Administrative and Professional Expenses ....................       1,100
                                                                    ---------
     TOTAL EXPENSES ............................................       1,100
                                                                    ---------

NET LOSS .......................................................    $ (1,100)
                                                                    =========

Net Loss Per Share
    - Basic ....................................................    $ (.0002)
                                                                    =========

Weighted Average Number of Common Shares Outstanding ...........    5,000,000
                                                                    =========




   The accompanying notes are an integral part of these financial statements

                            NORTON INDUSTRIES CORPORATION
                            (A Development Stage Company)


                               STATEMENT OF CASH FLOWS

                      For the Three Months Ended September 30, 2002


Cash Flows from Operating Activities:
  Net Loss ......................................................  $ (1,100)
  Adjustment to reconcile net loss to
   net cash used in operational activities.......................          0
                                                                   ---------
  Net cash used in operating activities .........................          0
                                                                   ---------

Cash Flows from Investing Activities ............................          0
                                                                   ---------
Cash Flows from Financing Activities:
  Contributed capital by controlling shareholder.................      1,100
                                                                   ----------

Cash, Beginning of period .......................................   $      0
                                                                   ==========
Cash, End of period .............................................   $      0
                                                                   ==========



  The accompanying notes are an integral part of these financial statements

                           NORTON INDUSTRIES CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

Norton Industries Corporation (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of filing of a registration statement on Form 10-SB with the Securities and Exchange Commission. The Company's fiscal year end is December 31.

B.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results for any future period.

C.  Going Concern

The accompanying financial statements have been prepared in conformity with the U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The sole shareholder of the Company, Waywood Investment Limited, agreed to provide services without reimbursements from the Company and pay for all corporate, organizational, and other costs incurred by the Company without repayment until such time as a business combination is effected (see Note 3 - "Related Party Transactions - Agreement") and has successfully met such financial obligations under the agreement to this date.

2. SHAREHOLDERS' EQUITY

 Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2002, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. On March 8, 2002, the Company issued 5,000,000 shares of its common stock to Waywood Investment Limited, the sole shareholder of the Company, pursuant to Section 4(2) of the Securities Act of 1933 for services valued at $500. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital by the Company's controlling shareholder.

3.    RELATED PARTY TRANSACTIONS

Management Compensation - Since its inception, the Company has not paid any compensation to any officer or director of the Company, and no significant time and efforts have been incurred on the part of management.

Office Space - The Company neither owns nor leases any real property. Office spaces are provided at nominal charge by Waywood Investment Ltd., the sole shareholder of the Company at $100 per month.

Agreement - On March 12, 2002, the Company signed an agreement with Waywood Investment Limited. ("Waywood"), the sole shareholder of the Company. The Agreement calls for Waywood to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1: (1) Preparation and filing of all required documents with the Securities and Exchange Commission; (2) Location and review of potential target companies, and (3) Payment of all corporate, organizational, and other costs incurred by the Company.

All expenses incurred or paid by the controlling shareholder on behalf of the Company to date have been recorded in the Company's statement of operations with a related credit to contributed capital and this includes the costs of consulting agreements and finders' fee by the controlling shareholder for locating a target company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Since its inception the Company has not engaged in any operations other than filing a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended. No revenues were received for the three months ended September 30, 2002, and the Company has experienced cumulative net losses of $4,800.

The Company is a "blank check" company. The purpose of the Company is to seek, investigate, and if such investigation warrants, acquire a favorable business opportunity. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise. The Commission is currently reviewing the Company's registration statement on Form 10-SB. After the Form 10-SB is cleared by the Commission, the Company will investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

As to date the Company has not had any preliminarily contact, agreements or understandings with any consultants or securities broker-dealers to provide services or with companies that are searching for blank check companies with which to merge. The Company does not intend to have any such contact or relationship until the registration statement of the Company on Form 10-SB completes the comment period with the Commission.

To date Mr. Zhang, the sole officer and director of the Company, in any capacity, including as the principal of Waywood Investment Ltd. ("Waywood"), has not had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of a acquisition or merger transaction. The Company does not intend to have any such contact or relationship until the registration statement of the Company on Form 10-SB completes the comment period with the Commission.

Liquidity and Capital Resources

The Company is a development stage company with no assets, and since its inception (March 8, 2002), has experienced operating losses of $4,800.

The Company will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. Such expenses will be paid by Waywood, the sole shareholder of the Company. As described in Note 3 to the financial statements, pursuant to the agreement the Company entered into with Waywood on March 12, 2002, Waywood agreed to provide the following services to the Company without repayment and until such time as a business combination is effected: (i) Preparation and filing of required reports with the Securities and Exchange Commission, (ii) Location and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company.

The Company has no current plans to raise additional capital through sale of securities, or otherwise.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.



                      PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

         Exhibit No.             Description
         ----------   -------------------------------------------------
             3.1      Certificate of Incorporation*
             3.2      Bylaws*
             4.1      Specimen Stock Certificate**
            10.1      Agreement with Waywood Investment Ltd.*
            10.2      Shareholder Agreement*
            23.1      Consent of Independent Certified Public Accountants**

        *        Previously filed on Form 10SB dated June 10, 2002.
        **       Previously filed on Form 10SB/A dated July 29, 2002.

        (b) Reports on Form 8-K

            No reports on Form 8-K were required to be filed for the period covered by this Form 10-QSB.




                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Norton Industries Corp.



                                  By:  /s/ Jianjun Zhang
                                     -----------------------------------
                                    Jianjun Zhang, President and Director


                                    Date:    October 7, 2002