Form 10KSB
period 2002-12-31
NORTON INDUSTRIES CORP
filed 2003-03-27
CIK 1169354

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2002

   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-49852

                             NORTON INDUSTRIES CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Dlaware                                  04-3616479
     ------------------------------      -----------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identiication No.)
   of incorporation or organization)

          524 Westgate Drive, Edison, New Jersey            08820
     --------------------------------------------    -----------------------
        Address of principal executive offices             Zip Code

                      Issuer's telephone number:  (908) 412-9273
                     ---------------------------------------------

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                           Common Stock, $.0001 Par Value
                          --------------------------------
                                   (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days:   Since there is no trading market for
Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common
equity:   As of March 25, 2003: 5,000,000 shares of common stock, par value
$.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No  [X]





                                  TABLE OF CONTENTS



                                        PART I

ITEM 1.   Description of Business.......................................    3
ITEM 2.   Description of Properties.....................................    5
ITEM 3.   Legal Proceedings.............................................    5
ITEM 4.   Submission of Matters to a Vote of Security Holders...........    5

                                       PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters......    5
ITEM 6.   Management's Discussion and Analysis or Plan of Operations....    6
ITEM 7.   Financial Statements..........................................   18
ITEM 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   27

                                       PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act.....  27
ITEM 10.  Executive Compensation.........................................  28
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.  29
ITEM 12.  Certain Relationships and Related Transactions.................  29
ITEM 13.    Exhibits and Reports on Form 8-K.............................  31

SIGNATURES

CERTIFICATIONS





Item 1.  Description of Business

     Norton Industries Corp. (the "Company" or "We" or "us") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. Our executive offices are located at 524 Westgate Drive, Edison, New Jersey 08820, and our sole officer and the sole director is Mr. Jianjun Zhang. We have been a developmental stage company since our inception and we have no operating history other than organizational matters, and the filings of a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission (the "Commission"). We have no full time employees and Mr. Zhang manages our affairs.

    Our business plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. We filed Form 10-SB with the Commission on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended. As a "reporting company," we may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTC Bulletin Board.

    At this time, we have no binding agreement to enter into a business combination with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

    A business combination with a target company will normally involve the issuance to the target company of new shares of common stock of the Company so as to provide the target company with majority control, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

    Our plans are in the conceptual stage only. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

    The proposed business activities described herein classify us as a "blank check" company. A "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We will not take any efforts to cause a market to develop in our securities until such time as we have successfully implemented its business plan and we are no longer classified as a blank check company. There can be no assurance that our proposed plan of operation will be successful.


Item 2.  Description of Property

    We do not own or lease any real property at this time. We currently use the offices of Waywood Investment Ltd., a company controlled by our sole director and officer, at a nominal charge of $100 per month. Waywood Investment Ltd. has agreed to continue this arrangement until we complete an acquisition or merger.


Item 3.  Legal Proceedings

    We are not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of stockholders in the fourth quarter of 2002.



                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

    Our Common Stock is not currently traded on any public trading market. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share), the rules would apply to us and to our securities. See the "RISK FACTORS" section below.

    Our authorized capital stock consists of 80,000,000 shares of Common Stock, par value $.0001 per share and 20,000,000 shares of Preferred Stock, par value $.0001 per share. At March 25, 2003, there were 5,000,000 shares of Common Stock outstanding and held of record by two stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

    We have not declared any dividends and do not intend to so in the foreseeable future.

Recent Sales of Unregistered Securities

    In connection with organizing the Company, on March 8, 2002, we issued a total of 5,000,000 unregistered shares of common stock at a price of $.0001 per share to Waywood Investment Ltd. for services rendered.
Mr. Jianjun Zhang, our sole officer and director, is also the sole director, officer, and controlling shareholder of Waywood Investment Ltd. The aforementioned securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We believed this exemption is available because these issuances were transactions not involving a public offering. There was no general solicitation or advertising used to offer our shares; the sole beneficial investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment. Further, securities were not offered or sold to more than thirty-five (35) unaccredited investors.

    We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

    Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.

General

    Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. At this time, we have no binding agreement to enter into a business combination with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

    Our auditors have included an explanatory paragraph in their report for the period from March 8, 2002 (inception) to December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

    We may seek a business combination with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community.

    We will seek potential target company from all known sources and anticipate that various prospective business opportunity will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates. We have entered into an agreement with Waywood Investment Ltd. ("Waywood"), a company controlled by our sole director and officer, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as we have effected a business combination. Waywood has agreed to pay all expenses of the Company without repayment until such time as a business combination is effected. Waywood is not authorized to enter into any agreement with a potential target company binding us. Our agreement with Waywood is not exclusive and Waywood has entered into agreements with its other affiliated companies similar to the Company on identical terms.

    We incur certain expenses in implementing our business plan. All costs have been and will be paid by Waywood. On March 12, 2002, we entered into an agreement with Waywood, under which Waywood agreed to pay all corporate, organizational, and other expenses incurred by us without repayment until such time as a business combination is effected. Such payments will be made without expectation of repayment unless the owner(s) of the business which we acquire, or merge with, agree to repay all or a portion of such expenses.
There is no minimum or maximum amount Waywood will pay on behalf of us.
Waywood has agreed to continue to pay those expenses until we complete a business combination. If Waywood fails to pay such expenses, and we are unable to obtain additional financing, we may be forced to abandon our business and liquidate. Currently we do not intend to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, promoter, or affiliates.

    In the event we successfully consummate a transaction with an entity introduced by a finder, Waywood may, on behalf of us, compensate the finder for the referral in the form of a finder's fee. If a finder's fee is paid, it is anticipated that the finder's fee will be either in the form of the restricted stock received by Waywood, as part of the terms of the proposed transaction, or in the form of cash paid by Waywood or by the prospective merger or acquisition candidate. The amount of any finder's fee (stock or cash, or any combination thereof) will be subject to negotiation on an individual basis and cannot be estimated at this time. But it will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the dollar amount involved. These fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. The compensation to registered broker-dealers will be paid solely in accordance with the NASD regulations. Waywood is solely responsible for the costs and expenses in implementing our business plan as described herein, and we have no obligation to pay any costs incurred or negotiated by Waywood.

    No finders' fee or other acquisition related compensation will be paid to our officer, director, promoter or its affiliates from revenues or other funds of an acquisition or merger candidate, or by the issuance of debt or equity of such an entity. In this regard, there does not seem to be the possibility that such fees may become a factor in negotiations and present conflicts of interest potential conflicts of interest.

Selection and Evaluation of Opportunities

    The selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

    Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and to our stockholders. If a merger or acquisition proves unsuccessful, it is possible our management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

    We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. What we anticipate we will provide to owners of acquisition candidates, however, is a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

    The analysis of new business opportunities will be under the supervision of Mr. Zhang. While Mr. Zhang likely has no quantifiable experience in the businesses of any particular target companies that may be reviewed, he has experience in managing development stage companies, Mr. Zhang will rely primarily upon outside advisors' efforts in accomplishing our business purposes.

    In analyzing prospective business opportunities, our management will consider the following matters:

    (i)  The available technical, financial and managerial resources;

    (ii) Working capital and other financial requirements of the target;

    (iii) The target's history of operations, if any;

    (iv) The target's prospects for the future;

    (v)  The present and expected competition in the target's industry;

    (vi) The quality and experience of management services which may be available and the depth of that management within the target;

    (vii) The potential for further research, development or exploration in the target's industry;

    (viii) Specific risk factors which may be anticipated to impact the proposed activities of the Company;

    (ix)  The potential for growth or expansion and profit;

    (x) The perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and

    (xi)  All other relevant factors.

    This discussion of the proposed criteria is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

    We will not acquire or merge with any entity which cannot provide audited financial statements at the time of the closing of the proposed transaction or within the time frame as required to be provided pursuant to the requirements of Section 13 of the Exchange Act of 1933, as amended. The audited financial statements of the acquired company must be furnished within 75 days following the effective date of a business combination.

    We are currently subject to the reporting requirements of the Exchange Act of 1934, as amended. Under the Exchange Act, any merger or acquisition candidate is required to comply with all applicable reporting requirements, including filing reports of material events, periodic reports and annual reports with accompanying audited financial statements. In the event we merge with or acquire a business opportunity, the successor company will be subject to the same reporting obligations as us under the Exchange Act. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business for less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate. The Commission treats these Form 8-K filings in the same way it treats the registration statements on Form 10-SB filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If we enter into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

    The Board of Directors has passed a resolution which contains a policy that we will not seek a business combination with any entity in which our officer, director, shareholder or any affiliate serves as an officer or director or holds any ownership interest.

    A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Terms of a Business Combination

    In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with the target company. Upon consummation of a transaction, it is likely that our present management and shareholder will not be in control of the Company. Mr. Zhang may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

    It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

    While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business combination will want to avoid the creation of a taxable event and structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholder of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax free.

    Management believes that the investigation of specific business opportunities will require substantial costs for accountants, attorneys, registered broker-dealers and others. If the Company and/or the target business decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. In addition, following the merger the target company will incur additional expenses of complying with the annual and periodic reporting requirements included in the Exchange Act. These will include legal, accounting, printing, filing and related costs.

    With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time.

    We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Undertakings and Understandings Required of Target Companies

    As part of a business combination agreement, we intend to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

    A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. We do not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and ask prices and are unlikely to take positions in our securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in our securities, which may result in a significant pressure on their market price. We may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

    A business combination with us separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with us normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. We may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

    Prior to completion of a business combination, we will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Liquidity and Capital Resources

    At December 31, 2002, we had no cash and no other assets. We had no liabilities at the year-end. We are a development stage company, and for the period from March 8, 2002 (inception) to December 31, 2002, we had no commercial operations and had no revenue. We incurred expenses of $5,850. The net loss per share was ($.0012).

    The expenses of approximately $5,850 for the period ended December 31, 2002 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. All the expenses were paid by Waywood Investment Ltd. As described in Note 3 to the financial statements, pursuant to the agreement we entered into with Waywood on March 12, 2002, Waywood agreed to provide the following services to us without repayment and until such time as a business combination is effected: (i) Preparation and filing of required reports with the Securities and Exchange Commission, (ii) Location and
review of potential target companies, and (iii) Payment of all corporate,
organizational, and other costs incurred by the Company.   If Waywood fails
to pay such expenses, and we are unable to obtain additional financing, we may be forced to abandon our business and liquidate. Currently we do not intend to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, promoter, or affiliates.

Subsequent Event

    On February 26, 2003, Waywood Investment Limited entered into a Stock Purchase Agreement with Comp Hotel International Limited, a British Virgin Islands corporation ("Comp Hotel International"), pursuant to which Comp Hotel International acquired 4,250,000 shares of our common stock owned by Waywood for a consideration of $42,500 in cash. As a result, Comp Hotel International now owns 85% of our issued and outstanding shares.

Evaluation of Internal and Disclosure Controls

    The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

    There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISK FACTORS

    Our business is subject to numerous risk factors, including the following:

    WE HAVE NO OPERATING HISTORY AND HAVE NO REVENUE AND NO ASSETS. We have had no operating history nor any revenues or earnings from operations. We have neither assets or nor financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See Item 7: "Financial Statements". Waywood Investment Ltd. has agreed to pay all expenses incurred by us until a business combination without repayment by us. There is no assurance that we will ever be profitable.

    WE HAVE ONLY ONE DIRECTOR AND ONE OFFICER. Our sole officer and director is Mr. Jianjun Zhang. Because management consists of only one person, we do not benefit from multiple judgments that a greater number of directors or officers would provide and we will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we has more funds available to it, would be desirable. Mr. Zhang anticipates devoting only a limited amount of time per month to our business. Mr. Zhang has not entered into a written employment agreement with us and he is not expected to do so. We have not obtained key man life insurance on Mr. Zhang.

    CONFLICTS OF INTEREST. Mr. Zhang, our sole officer and director, participates in other business ventures which may compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification. See "Item 12. Certain Relationships and Related Transactions."

    OUR PROPOSED OPERATIONS ARE SPECULATIVE. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

    PURCHASE OF PENNY STOCKS CAN BE RISKY. The Company's securities meet the definition of Penny Stock as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a Penny Stock to, or to effect the purchase of a Penny Stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in Penny Stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the Penny Stock to be purchased.
In order to approve a person's account for transactions in Penny Stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in Penny Stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in Penny Stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in Penny Stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement; and (iii) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in Penny Stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in Penny Stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

    THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

    THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

    REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination.
In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

    LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

    REGULATION UNDER INVESTMENT COMPANY ACT. In the event we engage in business combinations which result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

    PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, we may agree to issue a significant amount of its common stock so as to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

    POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease, perhaps significantly.

    ADDITIONAL RISKS RELATING TO DOING BUSINESS IN A FOREIGN COUNTRY. We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

    TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company. However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.




Item 7.  Financial Statements

Set forth below are the audited financial statements of the Company for the period from March 8, 2002 (inception) to December 31, 2002.


                         NORTON INDUSTRIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                               December 31, 2002



                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
Independent Auditor's Report........................................     18

Balance Sheet as of December 31, 2002...............................     19

Statement of Operations and for the period from March 8, 2002
 (Inception) through December 31, 2002...............................    20

Statement of Stockholders' Equity for the period from March 8,
2002 (Inception) through December 31, 2002...........................    21

Statement of Cash Flows for the period from March 8, 2002
 (Inception) through December 31, 2002................................   22

Notes to Financial Statements.........................................   23


Stan J. H. Lee, CPA
a member firm of DMHD Hamilton Clark & Co.               Tel: (760) 612-1269
2182 Lemoine Ave., Suite 200                             Fax: (815) 846-7550
Fort Lee, NJ 07024                                e-mail: stanL@dmhdxcpa.com



                   INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Norton Industries Corporation
(A Development Stage Company)
Edison, NJ

I have audited the accompanying balance sheet of Norton Industries Corporation (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the period from March 8, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Industries Corporation (a Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period from March 8, 2002 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was only recently formed, has no revenues and has not yet commenced any formal business operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA /s/
--------------------------
Stan J. H. Lee, CPA
License # CC 23007
March 24, 2003
Fort Lee, New Jersey

                          NORTON INDUSTRIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                             As of December 31, 2002


                                    ASSETS

CURRENT ASSETS .....................................................    $    0
                                                                       --------
   TOTAL CURRENT ASSETS ............................................         0
                                                                       --------
OTHER ASSETS .......................................................         0
                                                                       --------
  TOTAL OTHER ASSETS ...............................................         0
                                                                       --------
TOTAL ASSETS .......................................................    $    0
                                                                       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ................................................    $    0
                                                                       --------
  TOTAL CURRENT LIABILITIES.........................................         0
                                                                       --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding.....................         0

  Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding...............       500

Contributed capital by controlling shareholder......................     5,350

Deficit accumulated during development stage .......................   (5,850)
                                                                      --------
   TOTAL STOCKHOLDERS' EQUITY.......................................         0
                                                                      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $     0
                                                                      ========



  The accompanying notes are an integral part of these financial statements

                          NORTON INDUSTRIES CORPORATION
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
           For the Period from March 8 (Inception) to December 31, 2002



REVENUE............................................................  $     0
                                                                     -------
EXPENSES
   Administrative and general expenses.............................    5,350
   Organization costs..............................................      500
                                                                     -------
TOTAL EXPENSES.....................................................    5,850
                                                                     --------

NET LOSS...........................................................  $(5,850)
                                                                     ========

Net Loss Per Share
    - Basic .......................................................  $(.0012)
                                                                     ========

Weighted Average Number of Common Shares Outstanding..............  5,000,000
                                                                    =========



The accompanying notes are an integral part of these financial statements

                             NORTON INDUSTRIES CORPORATION
                             (A Development Stage Company)

                          STATEMENT OF  STOCKHOLDERS' EQUITY

      For the Period from March 8, 2002 (Inception) to December 31, 2002


                                          Contributed Capital   Deficit Accumulated
                        Common Stock        by controlling           During
                     Shares      Amount       shareholder        Development Stage   Total
                   -----------   -------   -------------------   ------------------ ------
March 8, 2002
 Issuance of
 common stock
 for service        5,000,000     $ 500            ---                    ---       $ 500

Contributed capital
 by controlling
 shareholder             ---       ---          $ 5,350                   ---       5,350

Net loss for the period
 From March 8, 2002
 (Inception) to
 December 31, 2002       ---       ---             ---                $ (5,850)    (5,850)

Balance at
 December 31, 2002  5,000,000    $  500         $ 5,350               $ (5,850)    $    0
                    ==========   ======        =========              =========    =======



       The accompanying notes are an integral part of these financial statements


                             NORTON INDUSTRIES CORPORATION
                             (A Development Stage Company)


                                STATEMENT OF CASH FLOWS

              For the Period from March 8 (Inception) to December 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss........................................................  $ (5,850)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
     Net cash used in operating activities.........................         0
                                                                     ---------
     Net cash used by operating activities.........................   (5,850)

CASH FLOWS FROM INVESTING ACTIVITIES...............................         0
                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for service.............................       500
  Contributed capital by controlling shareholder...................     5,350
                                                                     ---------
Net cash provided by financing activities..........................     5,850
                                                                     ---------

NET INCREASE (DECREASE)............................................   $     0
                                                                     =========

Cash, Beginning of period..........................................   $     0
                                                                     =========
Cash, End of period................................................   $     0
                                                                     =========


 The accompanying notes are an integral part of these financial statements

                           NORTON INDUSTRIES CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 2002


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Going Concern

   The accompanying financial statements have been prepared in conformity with the U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not net been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

   Waywood Investment Limited, the sole shareholder of the Company, agreed to provide services to the Company without reimbursements and to pay for all corporate, organizational, and other costs incurred by the Company without repayment until such time as a business combination is effected (see Note 3, "Related Party Transactions") and have successfully met such financial obligations under the agreement to this date.

   Development Stage Company

   Norton Industries Corporation has been in the development stage since its formation on March 8, 2002. Planned principal operations have not commenced since then and the company has not generated any revenue.

   Basis of Presentation

   This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to the U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

   Organization

   Norton Industries Corporation (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

   The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through contributions by its shareholders, the issuance of equity securities, debt securities, loan from officers and directors, bank borrowings or a combination thereof.

   Cash and cash equivalents

   The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

   Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Start-up expenses

   The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

   Income taxes

   The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2002, the Company did not have any significant net operating loss carry forwards. At December 31, 2002, the Company did not have any significant deferred tax liabilities or deferred tax assets.

   Basic and diluted net loss per share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2002 there were no dilutive convertible shares, stock options or warrants.

   Recent issued accounting standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
   (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

   In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No.
   121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements, the exception to application of Statement 4 noted in Statement
   64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion
   30. This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

2. SHAREHOLDERS' EQUITY

   Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock at
   $.0001 par   value, with such designation voting and other rights and
   preferences as may be determined from time to time by the Board of Directors. As of December 31, 2002, no preferred stock has been issued.

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

3. RELATED PARTY TRANSACTIONS

   Since its inception, the Company has not paid any compensation to any officer or director of the Company and no significant time and efforts have either incurred on the part of management.

   The Company neither owns nor leases any real property. Office spaces are provided at nominal charge by the sole director and officer of the Company at $100 per month.

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

   All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to contributed capital and this include the costs of consulting agreements and finders' fee by the controlling shareholder for locating a target company.

4. SUBSEQUENT EVENT

   On February 26, 2003, Waywood Investment Limited, the sole shareholder of the Company, entered into a Stock Purchase Agreement with Comp Hotel International Limited, a British Virgin Islands corporation ("Comp Hotel International"), pursuant to which Comp Hotel International acquired 4,250,000 shares of the Company's common stock owned by Waywood. As a result, Comp Hotel International now owns 85% of the Company's issued and outstanding shares.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The Company has one Director and Officer as follows:

    Name             Age         Positions and Offices Held
----------------   --------  ---------------------------------------------
 Jianjun Zhang        33     President, Treasurer, Secretary, and Director

    There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is neither acting on behalf of nor will act at the direction of any other person.

    Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

    Mr. Jianjun Zhang has served as President, Treasurer, Secretary and the sole member of the Board of Directors of the Company since March 8, 2002 (inception). From February 1994 to January 2000, Mr. Zhang served as a product manager of Shanghai Xiehe Daily-Use Healthy Products Limited, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, Mr. Zhang was a self-employed small business consultant.
From January 2002 to present, he is president, treasurer, secretary and the sole director of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands. In addition to the Company, Mr. Zhang is President, Treasurer, Secretary and the sole director for the following four blank check companies since their inception, which are in parenthesis after the company names: Easton Technologies Corp. (March 2002), Oxford Technologies Inc. (March 2002), Ridgefield Industries Corp.(March 2002), and Weston Technologies Corp. (March 2002).

    During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

    (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

    (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

    (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section
16(a) filings. For the period covered by this Annual Report, the Company was in compliance with the Section 16(a) of the Securities Exchange Act of 1934.


Item 10.  Executive Compensation

    Our sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company, as the officer and director and sole shareholder of Waywood Investment Ltd.

    No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of our Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The below table is based on an aggregate of 5,000,000 shares of Common Stock issued and outstanding as of March 25, 2003. There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

                  Name and Address          Amount and Nature of  Percent
Title of Class   of Beneficial Owner        Beneficial Ownership  of Class
-------------  ---------------------------- --------------------- --------
Common Stock   Comp Hotel International Ltd.      4,250,000         85%
               49-51 Jervois Street, 7th Floor
               Sheung Wan, Hong Kong

Common Stock   Jianjun Zhang (1)                    750,000         15%
               524 Westgate Drive
               Edison, NJ 08820

Common Stock   All Officers and                     750,000         15%
               Directors as a Group (one person)

(1) As the controlling shareholder, the sole director and officer of Waywood Investment Ltd., Mr. Zhang is deemed to be the beneficial owner of the common stock of the Company owned by Waywood Investment Ltd.


Item 12.  Certain Relationships and Related Transactions

    In connection with the organization of the Company, we issued a total of 5,000,000 shares of our Common Stock to Waywood Investment Ltd. ("Waywood") for incorporating the Company in the State of Delaware and clerical and administrative services valued at $500 on March 8, 2002. Our sole director and officer, Mr. Jianjun Zhang, is the controlling shareholder and the sole officer and director of Waywood Investment Ltd.

    We currently use the offices of Waywood, a company controlled by our sole director and officer, at a nominal charge of $100 per month. Waywood Investment Ltd. has agreed to continue this arrangement until the Company completes an acquisition or merger. See Item 2, "Description of Property."

    On March 12, 2002, we signed an agreement with Waywood. Pursuant to the Agreement, Waywood will provide the following services to the Company, without reimbursement, until we enters into a business combination, (i) Preparation and filing of required documents with the Securities and Exchange Commission,
(ii) Locating and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company. No member of management or any promoter of the Company, or an affiliate of either, have been involved in any previous blank check offerings.

    In addition to the Company, Mr. Zhang, our president, serves the sole director and sole officer (President, Secretary, and Treasurer) of four other blank check companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are: Easton Technologies Corp.; Norton Industries Corp.; Oxford Technologies Inc.; Ridgefield Industries Corp.; and Weston Technologies Corp.

    As a result of his role as the sole officer and director of these five companies, Mr. Zhang will have a conflict of interest with respect to prospective target companies and presenting a corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation, and the laws of the State of Delaware further provide rights and remedies to stockholders in the event such duty is breached. As a result of Mr. Zhang's business associations with multiple companies he will have conflicting interests. The Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and merge with target companies, the Company will waive any conflict or claim related to Mr. Zhang's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Zhang has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholder. In addition, in most cases, Mr. Zhang will allow the potential target company to choose the company to merge with. The conflict will be more significant should, at a later date, these facts change.

    Mr. Zhang participates in other business ventures which may compete directly with the Company. He intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Zhang would not attend to other matters prior to those of the Company. Mr. Zhang estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

    We will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates have any interest, direct or indirect. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

  Exhibit No.             Description
 --------------  -------------------------------------------------------
     3.1             Certificate of Incorporation (1)
     3.2             By-Laws (1)
     4.1             Specimen Stock Certificate(2)
    10.1             Agreement with Waywood Investment Ltd. (1)
    10.2             Shareholder agreement (1)
    23.1             Consent of Independent Certified Public Accountants(3)


   (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on June 10, 2002.

  (2) Incorporated by reference from the Company's Registration Statement on Form 10-SB/A filed on July 29, 2002.

  (3)  Filed herewith.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2002.

      On February 28, 2003, the Company filed a Form 8-K to report that Waywood Investment Limited, the sole shareholder of the Company, entered into a Stock Purchase Agreement with Comp Hotel International Limited, a British Virgin Islands corporation, pursuant to which Comp Hotel International acquired 4,250,000 shares of the Company's common stock representing 85% of the Company's issued and outstanding shares from Waywood, for a consideration of $42,500 in cash.



                                     SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Norton Industries Corp.


By: /s/ Jianjun Zhang
-----------------------------------
Jianjun Zhang, Director and President


Date: March 25, 2003




                                        CERTIFICATION


I, Jianjun Zhang, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Norton
     Industries Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


  /s/ Jianjun Zhang
 -----------------------
 Jianjun Zhang, President