Form 10KSB
period 2003-12-31
NORTON INDUSTRIES CORP
filed 2004-07-22
CIK 1169354

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 2003

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 000-49852

                       NORTON INDUSTRIES CORP.
--------------------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)

            Delaware                                 04-3616479
------------------------------------  ------------------------------------
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)

  80 Wall Street, Suite 818, New York, NY                   10005
-------------------------------------------------   ----------------------
   Address of principal executive offices                  Zip Code

   Issuer's telephone number:              (212) 809-1200
--------------------------------------------------------------------------

     Securities registered under Section 12(g) of the Exchange Act:

      Title of each class        Name of each exchange on which registered
-------------------------------  -----------------------------------------
Common stock, $.0001 par value                     N/A
-------------------------------  -----------------------------------------

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

State issuer's revenues for its most recent fiscal year:  $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity: As of July 20, 2004: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]




                           TABLE OF CONTENTS


PART I

Item 1.  Description of Business....................................     3
Item 2.  Description of Property....................................     4
Item 3.  Legal Proceedings..........................................     4
Item 4.  Submission of Matters to a Vote of Security Holders........     4

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...     4
Item 6.  Management's Discussion and Analysis or Plan of Operation..     5
Item 7.  Financial Statements.......................................    12
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................    20
Item 8A. Controls and Procedures....................................    20

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act    20
Item 10. Executive Compensation.....................................    22
Item 11. Security Ownership of Certain Beneficial Owners
          and Management............................................    22
Item 12. Certain Relationships and Related Transactions.............    23
Item 13. Exhibits and Reports on Form 8-K...........................    23
Item 14. Principal Accountant Fees and Services.....................    24

Signatures

Item 1.  Description of Business

Norton Industries Corp. (the "Company") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. Since inception the Company has conducted virtually no business other than organizational matters, and the filings of a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission (the "SEC").

Our business plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. We filed a registration statement on Form 10-SB with the SEC in order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended. As a "reporting company," we may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTC Bulletin Board. The registration statement became effective on or about December 20, 2002.

On February 26, 2003, Waywood Investment Limited entered into a stock purchase agreement with Comp Hotel International Limited, a British Virgin Islands corporation, pursuant to which Comp Hotel International acquired 4,250,000 shares of the Company's common stock owned by Waywood. As a result, Comp Hotel International owns 85% of the Company's issued and outstanding shares.

To date, we have no entered into a business combination with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

A business combination with a target company will normally involve the issuance to the target company of new shares of our common stock so as to provide the target company with majority control, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

The proposed business activities described herein classify us as a "blank check" company. A "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We will not take any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan and we are no longer classified as a blank check company. There can be no assurance that our proposed plan of operation will be successful.

Item 2.  Description of Property

We do not own or lease any real property at this time. We maintain an administrative office at 80 Wall Street, Suite 818, New York, NY 1005. This office spaces was leased by Oxford Technologies, Inc., which agreed us to use as our mailing address at no charge. Oxford Technologies has agreed to continue this arrangement until we complete an acquisition or merger.


Item 3.  Legal Proceedings

We are not a party to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders in the fourth quarter of 2003.


                             PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

There is presently no public trading market for our common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

OPTIONS OR WARRANTS

There are no outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

HOLDERS

At July 20, 2004, there were 5,000,000 shares of common stock outstanding and held of record by two stockholders.

DIVIDENDS

We have not declared any dividends and do not intend to so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On March 8, 2002, we issued 5,000,000 shares of common stock at a price of $.0001 per share to Waywood Investment Ltd. for services rendered in connection with our incorporation. The aforementioned shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

We are advised that both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. Accordingly, the securities involved can only be resold through registration under the Securities Act. Rule 144 would not be available for resale transactions in this situation, regardless of technical compliance with that rule.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion include certain "forward-looking statements", which involve known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements are based upon our best estimates of current conditions and general merger and acquisition activity in the marketplace. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intends," "potential," or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

PLAN OF OPERATION

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

We will seek potential target company from all known sources and anticipate that various prospective business opportunity will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates.

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

In analyzing prospective business opportunities, we will consider the following matters: (i) the available technical, financial and managerial resources; (ii) working capital and other financial requirements of the target;
(iii) the target's history of operations, if any; (iv) the target's prospects for the future; (v) the present and expected competition in the target's industry; (vi) the quality and experience of management services which may be available and the depth of that management within the target; (vii) the potential for growth or expansion and profit; (viii) the perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and (viii) all other relevant factors.

We will not acquire or merge with any entity which cannot provide audited financial statements at the time of the closing of the proposed transaction or within the time frame as required to be provided pursuant to the requirements of Securities Exchange Act of 1934, as amended. The audited financial statements of the acquired company must be furnished within 75 days following the effective date of a business combination.

Under the Exchange Act of 1934, as amended, any merger or acquisition candidate is required to comply with all applicable reporting requirements, including filing reports of material events, periodic reports and annual reports with accompanying audited financial statements. In the event we merge with or acquire a business opportunity, the successor company will be subject to the same reporting obligations as us under the Exchange Act. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business for less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

We will not seek a business combination with any entity in which our officer, director, shareholder or any affiliate serves as an officer or director or holds any ownership interest.

TERMS OF A BUSINESS COMBINATION

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with the target company. Upon consummation of a transaction, it is likely that our present management and shareholder will not be in control of the Company. Current management may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors.

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

With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our current shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

As part of a business combination agreement, we intend to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act and giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

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

RESULTS OF OPERATION

For the year ended December 31, 2003, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of

$2,800, primarily legal and general administrative expenses relating to the Company's quarterly and annual filings with the SEC. In 2003, we had net loss at $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had no cash and cash equivalents. All the expenses incurred by us in 2003, approximately $2,800, were paid by our controlling shareholder, Comp Hotel International, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount Comp Hotel International will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while it is a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.

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

WE HAVE ONLY ONE DIRECTOR AND ONE OFFICER. Because management consists of only one person, we do not benefit from multiple judgments that a greater number of directors or officers would provide and we will rely completely on the judgment of our sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we have more funds available to it, would be desirable. Our sole executive officer anticipates devoting only a limited amount of time per month to our business. We have not entered into a written employment agreement with him and we are not expected to do so.
We have not obtained key man life insurance on him.

CONFLICTS OF INTEREST. Our sole officer and director, participates in other business ventures which may compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest.

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

PURCHASE OF PENNY STOCKS CAN BE RISKY. Our securities are deemed the penny stock as defined in Rule 3a51-1 of the Securities Exchange Act of 1934. The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:
(i) The broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement; and (iii) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

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

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS
FOR BUSINESS COMBINATION.   We have no agreement or understanding with
respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of the Exchange Act of 1934, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making the decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

REGULATION UNDER INVESTMENT COMPANY ACT. In the event we engage in business combinations which result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

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


Item 7.  Financial Statements

In fiscal 2003 we were an inactive entity. Pursuant to Section 3-11 of Regulation S-X, our financial statements required for purposes of reports pursuant to the Securities Act of 1934 may be unaudited.

                    NORTON INDUSTRIES CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

                    UNAUDITED FINANCIAL STATEMENTS

                          December 31, 2003



                          TABLE OF CONTENTS



                                                                   Page No.
                                                                    -------
Balance Sheet as of December 31, 2003.......................           14

Statement of Operations and for the Year Ended
  December 31, 2003.........................................           15

Statement of Stockholders' Equity for the Year
  Ended December 31, 2003....................................          16

Statement of Cash Flows for the Year Ended
  December 31, 2003..........................................          17

Notes to Financial Statements................................          18

                       NORTON INDUSTRIES CORPORATION
                      (A Development Stage Company)

                              BALANCE SHEET
                            December 31, 2003
                               (Unaudited)

                                  ASSETS

CURRENT ASSETS .........................................    $        0
                                                            ----------
   TOTAL CURRENT ASSETS ................................             0
                                                            ----------
OTHER ASSETS............................................             0
                                                            ----------
  TOTAL OTHER ASSETS ...................................             0
                                                            ----------
TOTAL ASSETS ...........................................    $        0
                                                            ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ....................................    $        0
                                                            ----------
  TOTAL CURRENT LIABILITIES.............................             0
                                                            ----------
STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding.........             0

 Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding...           500

Contributed capital.....................................         8,150

Deficit accumulated during development stage ...........       (8,150)
                                                            ----------
   TOTAL STOCKHOLDERS' EQUITY...........................             0
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............     $       0
                                                            ==========




The accompanying notes are an integral part of these financial statements

                    NORTON INDUSTRIES CORPORATION
                    (A Development Stage Company)

                      STATEMENT OF OPERATIONS
                             (Unaudited)


                                              For the Years Ended
                                                  December 31
                                           -----------------------------
                                                2003               2002
                                           --------------  -------------

REVENUE................................     $         0     $         0
                                            ------------   ------------
EXPENSES
 Administrative and general expenses...           2,800           5,350
 Organization costs....................               -             500
                                            ------------   ------------
  TOTAL EXPENSES.......................           2,800           5,850
                                            ------------   ------------

NET LOSS...............................      $  (2,800)      $  (5,850)
                                            ============   ============

Net Loss Per Share, Basic and Diluted..      $     0.00      $    0.00
                                            ============   ============

Weighted Average Number of
 Common Shares Outstanding.............       5,000,000      5,000,000
                                            ============   ============


The accompanying notes are an integral part of these financial statements

                     NORTON INDUSTRIES CORPORATION
                    (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 2003 and 2002
                             (Unaudited)


                                                             Deficit Accumulated
                              Common Stock      Contributed       During
                           Shares       Amount    Capital     Development Stage    Total
                       ------------ ---------  -------------  -----------------  ----------
March 8, 2002
 Issuance of common
  Stock for service     5,000,000    $   500           -             -             $  500

Contributed capital          -            -      $  5,350            -              5,350

Net loss for the period
 From March 8, 2002 (inception)
  to Dec. 31, 2002           -            -            -       $ (5,850)          (5,850)

Balance at
 Dec. 31, 2002          5,000,000     $  500      $  5,350     $ (5,850)         $     0
                       ==========     =======     =========    =========         ========

Contributed capital          -            -        $ 2,800         -               2,800

Net loss                     -            -            -       $ (2,800)         (2,800)

Balance at
 Dec. 31, 2003         5,000,000      $  500       $ 8,150     $ (8,150)          $    0
                      ==========      =======     =========    =========         =======



The accompanying notes are an integral part of these financial statements

                      NORTON INDUSTRIES CORPORATION
                      (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                              (Unaudited)


                                              For the Years Ended
                                                   December 31
                                             -----------------------------
                                                2003               2002
                                             -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................    $   (2,800)      $ (5,850)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
   Net cash used in operating activities...              0              0
                                                ----------     ----------
     Net cash used by operating activities.        (2,800)        (5,850)

CASH FLOWS FROM INVESTING ACTIVITIES.......              0              0
                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service......              0            500
 Contributed capital.......................          2,800          5,350
                                                ----------      ---------
   Net cash provided by financing activities         2,800          5,850
                                                ----------      ---------

NET INCREASE (DECREASE)....................     $        0      $       0
                                                ==========      ==========

Cash, Beginning of period..................     $        0      $       0
                                                ==========      ==========
Cash, End of period........................     $        0      $       0
                                                ==========      ==========


The accompanying notes are an integral part of these financial statements

                         NORTON INDUSTRIES CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            DECEMBER 31, 2003


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not net been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

Organization

Norton Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As to date the Company has no agreement to enter into a business combination with any specific business or company. The Company's fiscal year end is December 31.

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

Income taxes

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2003, the Company did not have any significant net operating loss carry forwards. At December 31, 2003, the Company did not have any significant deferred tax liabilities or deferred tax assets.

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

2. SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at
$.0001 par   value, with such designation voting and other rights and
preferences as may be determined from time to time by the Board of Directors. As of December 31, 2003, no preferred stock has been issued.

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

The Company neither owns nor leases any real property. A mailing address is provided to the Company at no charge by an affiliate.

All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to contributed capital.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 8A.   Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

We have only one Director and Officer as follows:

     Name       Age                 Positions
-------------- -----  -----------------------------------------------
Jianjun Zhang   34    President, Treasurer, Secretary, and Director

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

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Mr. Jianjun Zhang has served as president, treasurer, secretary and the sole director of the Company since March 8, 2002 (inception). From February 1994 to January 2000, Mr. Zhang was product manager of Shanghai Xiehe Daily-Use Healthy Products Limited, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, he was a self-employed small business consultant. From January 2002 to present, he has been the president of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands.

During the past five years, no present or former directors, executive officers, promoters, or control persons of the Company involve any legal proceedings that are material to an evaluation of their ability or integrity, as described in Item 401 of Regulation S-B.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors and greater-than 10% shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation

Our sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. No retirement, pension, profit sharing, stock option or insurance plan or other similar programs have been adopted by the Company for the benefit of its executive officers.

COMPENSATION OF DIRECTORS

There was no compensation paid to the sole director of the Company.

EMPLOYMENT AGREEMENTS

We have not entered into any employment contract with our sole executive officer.

LONG-TERM INCENTIVE PLAN

None.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 20, 2004, certain information with respect to the beneficial ownership of our common stock as to (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of our common stock, (ii) each of our directors,
(iii) each of our named executives and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                     Name and Address       Amount and Nature of   Percent
Title of Class     of Beneficial Owner      Beneficial Ownership  of Class
-------------- ---------------------------- --------------------- ---------
Common Stock   Comp Hotel International Ltd.     4,250,000            85%
               49-51 Jervois Street, 7th Floor
               Sheung Wan, Hong Kong

Common Stock   Jianjun Zhang (1)                   750,000            15%
               524 Westgate Drive
               Edison, NJ 08820

Common Stock   All Officers and                    750,000            15%
               Directors as a Group (one person)
--------------------------------------------------------------------------
(i) Comp Hotel International Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

CHANGES IN CONTROL

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, may result in a change in control.


Item 12.  Certain Relationships and Related Transactions

On March 8, 2002, we issued 5,000,000 shares of our common stock to Waywood Investment Ltd. for the services it rendered in connection with the organization of the Company valued at $500. Our sole director and officer, Jianjun Zhang, is the controlling shareholder and the sole officer of Waywood.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

xhibit No.                      Description
---------  ---------------------------------------------------------
 3.1       Certificate of Incorporation (1)

 3.2       By-Laws (1)

 4.1       Specimen Stock Certificate (2)

10.1       Agreement with Waywood Investment Ltd. (1)

10.2       Shareholder agreement (1)

31.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------
(1) Incorporated by reference from the Company's registration statement on Form 10-SB filed on June 10, 2002 (File No. 000-49852)

(2) Incorporated by reference from the Company's registration statement on Form 10-SB/A filed on July 29, 2002 (File No. 000-49852).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services

1. Audit and Audit-Related Fees

During the year ended December 31, 2003, the Company's financial statements have not been audited pursuant to Section 3-11 of Regulation S-X. Accordingly, no fees have been paid to the Company's principal accountant in fiscal 2003.

During the year ended December 31, 2002, the Company's principal accountant billed $500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.

2.  Tax Fees

During the year ended December 31, 2003 and 2002, the Company's principal accountant billed $-0- in fees that were directly associated with the preparation of tax filings.

3.  All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2003 and 2002.

Audit Committee's Pre-Approval Policies and Procedures

The Company does not have an audit committee at this time.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Norton Industries Corp.


By: /s/ Jianjun Zhang
------------------------------
Jianjun Zhang, President and
the sole Director


Date: July 21, 2004