Form 10QSB
period 2004-03-31
NORTON INDUSTRIES CORP
filed 2004-07-23
CIK 1169354

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________

                                000-49852
--------------------------------------------------------------------------
                          Commission File Number

                           NORTON INDUSTRIES CORP.
--------------------------------------------------------------------------
   (Exact Name of Small Business Issuer as specified in its charter)

               Delaware                           04-3616479
 -------------------------------------------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
--------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (212) 809-1200
--------------------------------------------------------------------------
                           (Issuer's telephone number)

                                   N/A
-------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of July 22, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

Item 1.  FINANCIAL STATEMENTS


                      NORTON INDUSTRIES CORPORATION
                      (A Development Stage Company)

                            BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                                March 31    Dec. 31
                                                  2004         2003
                                               ----------  ----------

Current Assets............................      $     0     $      0
                                               ---------   ----------
  Total Current Assets....................            0            0
                                               ---------    ---------
Other Assets..............................            0            0
                                               ---------    ---------
  Total Other Assets......................            0            0
                                               ---------    ---------
Total Assets..............................      $     0     $      0
                                               =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities.......................      $     0      $     0
                                               ---------    ---------
  Total Current Liabilities...............            0            0
                                               ---------    ---------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
  authorized, No Share Issued and Outstanding         0            0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
  authorized, 5,000,000 Shares Issued
  and Outstanding..........................         500           500

Contributed Capital........................       8,400         8,150

Deficit Accumulated During Development Stage    (8,900)       (8,650)
                                              ---------    ----------
  Total Stockholders' Equity...............           0             0
                                              ---------    ----------
Total Liabilities and Stockholders' Equity.   $       0    $        0
                                              =========    ==========



The accompanying notes are an integral part of these financial statements.

                       NORTON INDUSTRIES CORPORATION
                        (A Development Stage Company)


                          STATEMENT OF OPERATIONS
         For the Three Months Ended March 31, 2004 and 2003
                               (Unaudited)


                                               2004            2003
                                            -----------   -----------

REVENUE................................      $       0     $       0
                                             ----------    ---------
EXPENSES
  Administrative and general expenses..            250           800
                                             ----------    ---------
     TOTAL EXPENSES....................            250           800
                                             ----------    ---------

NET LOSS...............................      $   (250)      $  (800)
                                             ==========    =========

Net Loss Per Share, Basic and Diluted..      $    0.00      $   0.00
                                             ==========    =========
Weighted Average Number of
  Common Shares Outstanding                  5,000,000     5,000,000
                                             ==========    =========



The accompanying notes are an integral part of these financial statements

                      NORTON INDUSTRIES CORPORATION
                       (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2004 and 2003
                             (Unaudited)


                                                     2004        2003
                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss..................................       $  (250)    $   (800)
 Adjustment to reconcile net loss to
  net cash provided by operational activities
    Net cash used in operating activities..              0            0
                                                   --------   ---------
Net cash used by operating activities......          (250)        (800)

CASH FLOWS FROM INVESTING ACTIVITIES.......              0            0
                                                   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital.......................            250          800
                                                   --------   ---------
Net cash provided by financing activities..            250          800
                                                   --------   ---------

NET INCREASE (DECREASE)....................        $     0    $       0
                                                   ========   =========

Cash, Beginning of period..................        $     0    $       0
                                                   ========   =========
Cash, End of period........................        $     0    $       0
                                                   ========   =========




The accompanying notes are an integral part of these financial statements

                        NORTON INDUSTRIES CORP.
                  (A DEVELOPMENT STAGE CORPORATION)

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          March 31, 2004


1.  Basis of Presentation.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended March 31, 2004 are not necessarily indicative of the results for any future period.

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

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At March 31, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. To date, the Company has not entered into agreement with any specific business or company for a business combination. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Results of Operation

For the three months ended March 31, 2004, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At March 31, 2004, we had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended March 31, 2004, approximately $250, were paid by our controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.


ITEM  3.  CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, management has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

There have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                       PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    None


                                 SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NORTON INDUSTRIES CORP.


By:  /s/ Jianjun Zhang
-----------------------------
Jianjun Zhang, President
(principal executive officer and
principal accounting officer)

Date:  July 22, 2004