Form 10QSB
period 2004-06-30
NORTON INDUSTRIES CORP
filed 2004-07-23
CIK 1169354

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to ___________

                                 000-49852
-------------------------------------------------------------------------
                            Commission File Number

                            NORTON INDUSTRIES CORP.
-------------------------------------------------------------------------
   (Exact Name of Small Business Issuer as specified in its charter)

                Delaware                         04-3616479
 ------------------------------------------------------------------------
  (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

                  80 Wall Street, Suite 818, New York, NY 10005
-------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (212) 809-1200
-------------------------------------------------------------------------
                        (Issuer's telephone number)

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

                            BALANCE SHEETS
                              (Unaudited)


                                 ASSETS

                                                  June 30       Dec. 31
                                                    2004          2003
                                                 ----------  ----------
Current Assets............................        $      0    $      0
                                                 ----------   ---------
  Total Current Assets ...................               0           0
                                                 ----------   ---------
Other Assets..............................               0           0
                                                 ----------   ---------
  Total Other Assets .....................               0           0
                                                 ----------   ---------
Total Assets..............................        $      0    $      0
                                                 ==========   =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities.......................        $      0    $      0
                                                 ----------   ---------
  Total Current Liabilities...............               0           0
                                                 ----------   ---------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
  authorized, No Share Issued and Outstanding            0           0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
  authorized, 5,000,000 Shares Issued
    and Outstanding.......................             500         500

Contributed Capital.......................           8,650       8,150

Deficit Accumulated During Development Stage       (9,150)      (8,650)
                                                 ---------    ---------
  Total Stockholders' Equity..............               0            0
                                                 ---------    ---------
Total Liabilities and Stockholders' Equity        $      0    $       0
                                                 =========    =========



The accompanying notes are an integral part of these financial statements.





                         NORTON INDUSTRIES CORPORATION
                         (A Development Stage Company)


                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                                       Three Months        Six Months
                                       Ended June 30       Ended June 30
                                   -------------------- ------------------
                                      2004       2003     2004     2003
                                   ---------- --------- -------- ---------

REVENUE........................    $      -    $     -   $    -   $    -
                                   ---------   --------  -------  --------
EXPENSES
 Administrative and general expenses     250       600      500     1,400
                                   ---------   --------  -------  --------
TOTAL EXPENSES.................          250       600      500     1,400
                                   ---------   --------  -------  --------

NET LOSS.......................    $   (250)   $  (600)  $ (500) $(1,400)
                                   =========   ========  ======= ========

Net Loss Per Share
 - Basic and Diluted...........    $   0.00    $  0.00    $ 0.00  $  0.00
                                   ========    =======    ======  =======

Weighted Average Number of Common
 Shares Outstanding............   5,000,000  5,000,000 5,000,000 5,000,000
                                  =========  ========= ========= =========


The accompanying notes are an integral part of these financial statements.





                        NORTON INDUSTRIES CORPORATION
                        (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                                     2004       2003
                                                   --------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss......................................    $  (500)  $ (1,400)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
   Net cash used in operating activities.......           0          0
                                                   --------  ---------
Net cash used by operating activities..........       (500)    (1,400)

CASH FLOWS FROM INVESTING ACTIVITIES...........           0          0
                                                   --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital...........................         500      1,400
                                                   --------  ---------
Net cash provided by financing activities......         500      1,400
                                                   --------  ---------

NET INCREASE (DECREASE)........................    $      0  $       0
                                                   ========  =========

Cash, Beginning of period......................    $      0  $       0
                                                   ========  =========
Cash, End of period............................    $      0  $       0
                                                   ========  =========




The accompanying notes are an integral part of these financial statements




                        NORTON INDUSTRIES CORP.
                   (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 2004


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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended June 30, 2004 are not necessarily indicative of the results for any future period.

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

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At June 30, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

Results of Operation

For the three months ended June 30, 2004, we had conducted no business, and we had not generated any revenue from operations. We incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At June 30, 2004, we had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended June 30, 2004, approximately $250, were paid by our controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. We have no current plans to raise funds, either debt or equity, from investors while we are a blank check company, and we will not borrow any funds to make any payments to our officer, director, or promoter.


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


NORTON INDUSTRIES CORP.



By:/s/ Jianjun Zhang
--------------------------------
Jianjun Zhang, President
(principal executive officer and
principal accounting officer)

Date:  July 22, 2004