Form 10QSB
period 2004-09-30
NORTON INDUSTRIES CORP
filed 2004-11-08
CIK 1169354

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to ____________

                               000-49852
------------------------------------------------------------------------
                           Commission File Number

                          NORTON INDUSTRIES CORP.
------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                             04-3616479
-----------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                   80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------
                  (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of November 8, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]




Item 1.  FINANCIAL STATEMENTS




                             NORTON INDUSTRIES CORPORATION
                             (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


                                    ASSETS

                                                    Sept. 30         Dec. 31
                                                      2004            2003
                                                   -------------   ------------

Current Assets.............................         $         0    $         0
                                                   -------------   ------------
  Total Current Assets ....................                   0              0
                                                   -------------   ------------
Other Assets...............................                   0              0
                                                   -------------   ------------
  Total Other Assets ......................                   0              0
                                                   -------------   ------------
Total Assets...............................          $        0    $         0
                                                   =============   ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities........................           $       0     $        0
                                                    -----------    ------------
  Total Current Liabilities................                   0              0
                                                    -----------    ------------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
   authorized, No Share Issued and Outstanding                0              0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
  authorized, 5,000,000 Shares Issued and Outstanding       500            500

Contributed Capital.......................                8,900          8,150

Deficit Accumulated During Development Stage            (9,400)        (8,650)
                                                   ------------    ------------
  Total Stockholders' Equity..............                    0             0
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity          $         0    $        0
                                                   =============   ============



        The accompanying notes are an integral part of these financial statements.






                                NORTON INDUSTRIES CORPORATION
                               (A Development Stage Company)


                                   STATEMENT OF OPERATIONS
                                         (Unaudited)


                                             Three Months              Nine Months
                                             Ended Sept. 30          Ended Sept. 30
                                          ---------------------    ---------------------
                                            2004       2003         2004          2003
                                          ----------  ---------   ----------- ----------

REVENUE...............................    $        -  $       -   $         -  $       -
                                          ----------- ----------  -----------  ---------
EXPENSES
 Administrative and general expenses             250         600          750      2,000
                                          ----------- ----------  -----------  ---------
TOTAL EXPENSES........................           250         600          750      2,000
                                          ----------- ----------  -----------  ---------

NET LOSS..............................     $    (250)  $   (600)   $    (750)   $(2,000)
                                          =========== ==========  ===========  =========

Net Loss Per Share
 - Basic and Diluted..................     $    0.00   $   0.00    $    0.00    $   0.00
                                          ==========   =========   ==========  =========

Weighted Average Number of Common
 Shares Outstanding...................     5,000,000   5,000,000   5,000,000   5,000,000
                                          ==========   ==========  =========   =========




  The accompanying notes are an integral part of these financial statements.





                               NORTON INDUSTRIES CORPORATION
                               (A Development Stage Company)

                                  STATEMENT OF CASH FLOWS
                     For the Nine Months Ended September 30, 2004 and 2003
                                        (Unaudited)



                                                        2004              2003
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss......................................     $     (750)    $    (2,000)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
   Net cash used in operating activities.......               0               0
                                                   -------------   ------------
Net cash used by operating activities..........           (750)         (2,000)

CASH FLOWS FROM INVESTING ACTIVITIES                          0               0
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital...........................             750           2,000
                                                   -------------   -------------
Net cash provided by financing activities......             750           2,000
                                                   -------------   -------------

NET INCREASE (DECREASE)........................     $         0     $         0
                                                   =============   =============

Cash, Beginning of period......................     $         0     $         0
                                                   =============   =============
Cash, End of period............................     $         0     $         0
                                                   =============   =============




      The accompanying notes are an integral part of these financial statements





                            NORTON INDUSTRIES CORP.
                     (A DEVELOPMENT STAGE CORPORATION)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            September 30, 2004


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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended September 30, 2004 are not necessarily indicative of the results for any future period.

2.  Organization

Norton Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. To date, the Company has not entered any agreement for a business combination with any specific business entity.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At September 30, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

Results of Operation

For the three months ended September 30, 2004, the Company had conducted no business, and had not generated any revenue from operations. The Company incurred expenses of $250, primarily the expenses relating to the preparation of the Company's filings with the SEC.

Liquidity and Capital Resources

At September 30, 2004, the Company had no cash and cash equivalents. All the expenses incurred by the Company in the three months ended September 30, 2004, approximately $250, were paid by the Company's controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount the controlling shareholder will pay on behalf of the Company. The Company has no current plans to raise funds, either debt or equity, from investors while it is a blank check company, and the Company will not borrow any funds to make any payments to its officer, director, or promoter.


ITEM  3.   CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, management has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting the management on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

There have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                      PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:  None



                                 SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NORTON INDUSTRIES CORP.

By:/s/ Jianjun Zhang
-------------------------
Jianjun Zhang, President
(principal executive officer and principal accounting officer)


Date:  November 8, 2004