Form 10KSB
period 2004-12-31
DAHUA INC
filed 2005-08-10
CIK 1169354

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-KSB
  (Mark one)

 X  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934

                For the Fiscal Year Ended December 31, 2004
                                    or

 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
                                  of 1934


                       Commission File Number: 0-49852

                                  DAHUA INC.
----------------------------------------------------------------------------
                (Name of small business issuer in its charter)


                Delaware                        04-3616479
-----------------------------------   --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

             Level 19, Building C, Tianchuangshiyuan, Huizhongbeili
                 Chaoyang District, Beijing, China              100012
----------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

        Issuer's telephone number:            86-10-6480-1527
----------------------------------------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:   None
----------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:   $0.001
par value common stock
----------------------------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year was  $ -0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of August 8, 2005 was 20,000,000 shares.

Transitional Small Business Disclosure Format (check one): Yes __  No x




                               Table of Contents

PART I

ITEM 1.  Description of Business....................................        2
ITEM 2.  Description of Property....................................       16
ITEM 3.  Legal Proceedings..........................................       17
ITEM 4.  Submission of Matters to a Vote of Security Holders........       17

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters....      17
ITEM 6.  Management's Discussion and Analysis........................      18
ITEM 7.  Consolidated Financial Statements...........................      25
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................      25
ITEM 8A. Controls and Procedures.....................................      25
ITEM 8B. Other Information...........................................      26

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..........      26
ITEM 10. Executive Compensation......................................      29
ITEM 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters................      31
ITEM 12. Certain Relationships and Related Transactions..............      33
ITEM 13. Exhibits and Reports on Form 8-K............................      35
ITEM 14. Principal Accountant Fees and Services......................      36

SIGNATURES

Index to Consolidated Financial Statements...........................     F-1





                                   PART I

ITEM1.  Description of Business


Background
----------

Dahua Inc. was incorporated on March 8, 2002, in the State of Delaware under the name of Norton Industries Corp. ("Norton") as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In June 2002, we filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in order to become a Section 12(g) registered company under the Securities Exchange
Act of 1934, as amended. The registration statement became effective on or about August 10, 2002.

From March 8, 2002, to January 30, 2005, Norton conducted virtually no business other than organizational matters and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended. The promoters, control persons and affiliates of Norton are Mr. Jianjun Zhang, Waywood Investments Ltd. ("Waywood"), Comp Hotel International Ltd. ("Comp Hotel"), and South Sea Petroleum Holdings Ltd. ("South Sea Petroleum"). Waywood is a small business consulting firm organized in the British Virgin Islands. Mr. Jianjun Zhang is the sole shareholder of Waywood. From Norton's inception in March 2002, to February 2003, Waywood owned 100% of Norton, and Mr. Jianjun Zhang, from March 2002 to January 2005, was the sole director and executive officer of Norton. On February 26, 2003, Waywood sold 85%, or 4,250,000 shares, of Norton's capital shares to Comp Hotel for $42,500 in cash. Comp Hotel is a travel-related service provider operating in Hong Kong controlled by South Sea Petroleum, a Hong Kong corporation, whose principal business is the exploration and production of crude oil in Indonesia.

On February 7, 2005, we changed our name to Dahua Inc. following a reverse merger, in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer") on January 30, 2005. Under the Share Exchange Agreement, Bauer acquired 100% of capital stock of Norton then issued and outstanding in exchange for $100,000 and issuance of 1,000,000 new shares, constituting 5%, of the post acquisition entity. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in the People's Republic of China ("Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary, and the shareholders of Bauer became our controlling shareholders. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, we will file prior historical financial information of Bauer and its subsidiary for the years prior to the acquisition on a stand-alone basis. Our continuing operations will reflect the consolidated operations of Dahua and its subsidiary.

Bauer was incorporated on December 10, 2003, under the laws of the British Virgin Islands. On May 25, 2004, Dahua Project Management Group Co., Ltd. ("Dahua Group") transferred to Bauer 80% of the capital stock of Dahua Real Estate in exchange for all the capital stock of Bauer. Dahua Group is a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China. This transaction was accounted for as a recapitalization of Dahua Real Estate, rather than a business combination. Before the stock transfer, Dahua Group owned 80% of capital stock of Dahua Real Estate, and Beijing Dahua Bidding Agency owned the remaining 20%. Beijing Dahua Bidding Agency is a Chinese corporation servicing construction companies in biddings for major construction projects. After the transfer, Bauer substitutes Dahua Group as holder of 80% of the capital stock of Dahua Real Estate, while Beijing Dahua Bidding Agency still owns the remaining 20%. Both Bauer and Dahua Group are owned by the same group of shareholders in the same proportions.

Prior to the acquisition, other than owning 80% of Dahua Real Estate's capital stock, Bauer had no operations. Therefore, the assets and liabilities reflected on the balance sheets of Bauer are essentially those of Dahua Real Estate, and the statements of operations reflect the operations of Dahua Real Estate. Organizational and acquisition costs incurred by Bauer were recorded on the books of Bauer.

Dahua Real Estate was incorporated on September 24, 2001, to engage in the development, construction, and sale of luxury single-family housing units. Both Norton and Bauer were non-operating shell companies and incurred minimal costs to acquire Bauer or Dahua Real Estate, and therefore there was no need for adjustments for any costs incurred by Norton or Bauer to be "pushed down" in the accounts of Norton, Bauer or Dahua Real Estate. Dahua Real Estate did not incur any other costs which were required to be "pushed down" for the completion of the transaction.

The promoters, control persons and affiliates of Bauer Invest, Inc. and Dahua Real Estate are Mr. Yonglin Du and Dahua Group. In 2000, Mr. Du founded Dahua Group and has since been its Chairman of the Board of Directors and Chief Executive Officer. Dahua Group is a Beijing Municipal Government licensed construction project supervising business entity which is operating in Beijing, China. Since January 30, 2005, Mr. Du has been our Chairman of the Board of Directors and Chief Executive Officer.

We have not been?involved?in any?bankruptcy,?receivership or similar proceedings.


Description of Business
------------------------

We, through our 80% owned subsidiary Beijing Dahua Real Estate Development Ltd. ("Dahua Real Estate"), engage in the business of development, construction and sale of luxury single-family homes in the northern suburb of Beijing, China.
In addition, we have been given permission by Beijing municipal governmental agencies to provide certain services for housing, information consulting, and sales of building, electrical, and decorating materials. Since inception we have not provided such services, and we have no current plans to offer such additional services. Under Chinese corporate law, a corporation is permitted to engage only in the business activities specified in its business license, rather than any and all business activities permitted by law. In anticipation of future expansion of their business scope, it is a common practice for Chinese corporations to include business activities as broad as necessary to afford room for future growth although they may or may not provide some of the services in the future.


Development Projects
--------------------

In July 2003, we began to develop our first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 76 luxury residential housing units, all of which are single houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms with built-in closets and adjacent bathrooms, an open eat-in kitchen, a family room, a living room, and an attic solarium for indoor sun bathing. Those homes are within reasonable driving distances from Beijing metropolitan areas. The project is located at the northern skirt of Beijing, China. The property being developed sits on a hot spring, spewing 10,000 cubic meters per day providing every house with hot spring water for baths. The water temperature at the mouth of the hot spring is over 60 degrees centigrade. The surplus hot spring water is discharged into the surrounding creeks and ponds, making them unfrozen all year round.

The average sales price is around RMB1,000 (approximately $120) per square foot. The price does not include interior finishing, light fixtures, plumbing and appliances, which are custom tailored to suit individual tastes and preferences of the buyer from a menu of options. The average cost for interior finishing is approximately RMB 200 per square foot. The interior finishing can be done by outside contractors of the buyer's choice.

The First Phase is constructed on land licensed from the government of China for a period of 70 years, expiring on April 27, 2073. The granting of land use licenses is a common practice in China as all land is government-owned, and, at present, no option to purchase land has ever been granted. Pursuant to the laws of China, all land belongs to the government. Regardless of whether real estate is purchased or sold for residential or business purposes, the purchaser will receive the ownership license and a permit to only use the land, as opposed to owning the land. Upon?transfer?of title of the units to the owners, each unit will be assigned its portion of the 70-year license and we will not have any interest in such?units or licensed land.

The construction began in July 2003 and was completed in December 2004. As of the date of this report, we are finishing up plumbing, wiring and landscaping. To date we have pre-sold 25 of the 76 units of the First Phase, out of which 4 units have been paid in full, while the rest are still being paid off in installments. Because we have not delivered the homes to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and transfer of legal title. As of March 31, 2005, we had received customer deposits totaling $6.24 million.

We are in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Chanping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for RMB 4.5 to 6 million, or approximately $ 550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon our successful completion of the First Phase. As of the date of this report, the status of our applications for permits, licenses and approvals is set forth below:

  (i) We have entered into an agreement with the land owner, the Village Committee of Lutuan Village, Beiqijia Township, North Changping District, which has been approved by the government of Beiqijia Township;

  (ii) Upon receipt of such approval, we have submitted a proposal for the Second Phase development to the Development and Reconstruction Commission of Changping District, which, in turn, submitted the proposal to the Development and Reconstruction Commission of Beijing Municipal government;

  (iii) Upon receipt of the proposal, the Development and Reconstruction Commission of Beijing sent a letter to the Urban Planning Commission of Beijing for its opinion, which it is reviewing; and

  (iv) We are currently applying with the National Land Resource Bureau and Housing Administration Bureau of Beijing Municipality for the initial development rights and land use rights of the Second Phase development.

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of 2005. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in early 2008.


Home Construction
-----------------

We act as the general contractor for our residential home developments and hire subcontractors for all construction activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. We generally price our housing only after we have entered into construction contracts with subcontractors, an approach which improves our ability to estimate costs accurately.

As the general contractor, we select our subcontractors for construction through a competitive bidding process. In addition to the bid price, our criteria includes the bidders'experience, reputation, recommendations and reference from other developers. The construction prices are capped and cover all materials and labor needed to complete the construction under the construction contract. The bid-winning subcontractor will make advance payments for all materials and labor. We make payments to the subcontractors over time upon completion and acceptance of certain phases of construction according to agreed-upon milestones specified in the construction contract.

Our competitive bidding process include the following steps: (1) Bid invitation registration, (2) Bid invitation announcement, (3) Bid submission, (4) Pre-screening of bidders's qualifications, (5) Purchase of bid document package by the pre-qualified bidders, (6) Opening bids, (7) Assessment of bids, (8) Selection and determination of the winning bidder, (9) Notice of award, and (10) Execution of the construction contract.

To assure quality, construction is monitored by Beijing Aocheng Construction Management Ltd. ("Aocheng") and by construction quality control authorities under the Changping District government. Aocheng is not a related party. We entered into an agreement with Aocheng on September 24, 2003. The agreement covers a period from October 15, 2003 to June 20, 2004. The total management fee was RMB 333,860, or approximately $40,000, paid in four installments: (1) 10% within 10 days after the management company staff enters the construction site; (2) 60% within one week after the roof of the main building structure is completed; (3) 25% within 14 days after examination and acceptance of construction; and (4) 5% on the first anniversary of acceptance of construction.

As the general contractor, we are responsible for all planning, scheduling and budgeting operations. There is an on-site superintendent who oversees the subcontractors. We supervise the construction of our project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes.

Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors are generally entered into after competitive bidding on an individual basis. We generally obtain information from prospective subcontractors and suppliers with respect to their financial conditions and abilities to perform under their agreements prior to commencement of a formal bidding process. The services performed for us by subcontractors are generally readily available from a number of qualified subcontractors.

We use, to the extent feasible, standardized materials in our commercial construction and homebuilding operations in order to permit efficiencies in construction and material purchasing that can result in higher margins. Our subcontractors generally negotiate the purchase of major raw material components such as concrete, lumber and structural steel. They are responsible for what they purchase and for what they pay for. Raw materials used in our operations are generally readily available from a number of sources but prices of such raw materials may fluctuate due to various factors, including supply and demand.

As the general contractor, we are not subject to any bonding and/or insurance requirements under Chinese law and common practice in housing construction. We may suffer heavy or total losses in the event of fire, earthquake or other disasters.

To date, we have not encountered any problems that would affect the delivery date of our First Phase units, nor have we experienced a significant increase in prices of materials. The construction of the First Phase was completed in December 2004. We are currently finishing up plumbing, wiring and landscaping. Upon completion we will submit all documentation required for recording and application for deeds. In China, the application process for deeds usually takes 3 to 5 months to complete. In practice, therefore, transfer of legal title usually takes place a few months after physical delivery of housing units. We expect to complete all the procedures by the end of 2005.

The First Phase is subject to government inspections prior to transfer of title to buyers. The purpose of the inspection is to ensure that real estate developers adhere to government standards of?quality and safety.

Other Government regulations that we must adhere to are:

  o Any structures being constructed must be for residential and commercial use;

  o  All structures?must be within certain dimensions;

  o Public infrastructures must be in place, such as electrical and telephone poles, underground pipe systems;

  o There must be various safety access routes in case of emergencies such as fire or earthquake;

  o  Construction must not violate environmental laws in effect; and

  o   Compliance with certain infrastructure standards.

To date we have not violated any of the above-noted regulations.

We typically obtain all necessary development approvals, complete a satisfactory environmental assessment of the site, secure any necessary financing and complete other due diligence deemed appropriate by us prior to becoming obligated to commence the construction.


Acquisition of Land-Use Rights
------------------------------

The residential home development process in China generally consists of three phases: (1) acquisition of land-use rights; (2) land development and construction; and (3) sale. The development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

The whole development process for our First Phase is set forth below. The date enclosed in the parenthesis following each step indicates the date on which such approval was granted.

  1. Signing of a land use rights transfer agreement with the owner of such rights, i.e. Lutuan Village Committee of Beiqijia County, Changping District, Beijing. Said agreement was then submitted to the Beiqijia County Government for approval (September 25, 2001).

  2. Preparation of a Proposal of the First Phase of Dahua Low Density Residential Development Subdivision, which, after approval by Beiqijia County Government and Changping District Government, was submitted to the Development and Reconstruction Commission of Beijing Municipal Government for approval
(2001).

  3. Approval of the Proposal by the Development and Reconstruction Commission of Beijing Municipal Government after consultation with Beijing Construction Commission and Planning Commission (June 12, 2002).

  4. Submission of the Proposal by the Land Resources Bureau of Changping District to Beijing National Land Resources Bureau to apply for changing the nature of the proposed construction site from collective-owned land to state-owned land (November 8, 2002).

  5. Signing of a "Land Use Rights Transfer Agreement" with Beijing National Land Resources Bureau and Beijing Housing Administration, making payment of land use fee, and obtaining the "National Land Use Permit" (October 20, 2003).

  6. Submission of a detailed development plan to Beijing Planning Commission to obtain "Development Planning Permit" and "Development Construction Permit" (September 4, 2003 and September 28, 2003).

  7. Upon issuance of the four Permits as set forth above, submission of an application to Beijing National Land Resource Bureau and Beijing Housing Administration for the "Residential Housing Pre-sale Permit" (November 2003 and June 2, 2004).

The above-mentioned Permits are needed for all real estate development projects in Beijing. Upon issuance of the "Residential Housing Pre-sales Permit", we may begin to sell housing units to the public. After signing a purchase agreement with the buyer, the agreement is recorded at the National Land Resource Bureau and Housing Administration of Changping District, Beijing.


Sales and Marketing
-------------------

Our sales and marketing activities are conducted principally through our sales employees. They are paid by base salary, plus sales commission, which is 0.3% of gross sales. We have no single customer that will account for any substantial portion of our sales revenues.

Our residential homes are targeted toward buyers who desire high quality property with many attractive features on which to build luxury homes for use as their primary residences, vacation retreats, retirement residences, or investments. Our target buyers include upper and middle class Chinese citizens and foreign nationals working in Beijing and the surrounding area, such as Shanxi and Hebei provinces, ranging from 30 to 60 years of age, including private entrepreneurs, senior executives, technology elites, college professors and self-employed professionals. The foreign nationals are expatriates of foreign companies based in China. Our strategy for remaining competitive in this market involves building on our reputation of offering quality homes; using our own sales offices and personnel; and offering properties with many appealing features, such as trails, water access, creeks, and attractive views.

We sell our homes through our sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, preview of model homes and the selection of options. Our sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We also market our homes for sale through direct mailing to identified population of prospective buyers and, to a lesser extent, through other media, including newspapers, television and radio advertising, airplane advertising, product tie-ins, billboards and other signage. From July 2003, the time we started our construction, to March 31, 2005, our advertising expenses were approximately $166,000.

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of March 31, 2005, we received $6.24 million of buyer deposits.

Our sales are made pursuant to a standard sales contract. Subject to particular contract provisions, we generally permit purchasers to cancel their contractual obligations in the event mortgage approvals are unobtainable within a specified period of time and under certain other circumstances, including rescission rights which may be given under local law. We believe that our cancellation rate is consistent with that generally experienced at other similar home developments, which stands at 1%. To date, none of our contracts has been cancelled.

To assist in the marketing of our homes and to limit our liability for certain construction defects, we sell our homes subject to a limited warranty that is provided by our subcontractors. We don't provide any kind of warranty to homebuyers. Our subcontractors are responsible for the cost to repair major structural defects, roofing, internal walls, heating, tiling problems, if any, for a certain period of time, from one to five years. The foregoing repair costs are limited by our subcontractors' policies to the repair, replacement or payment of the reasonable cost of repair or replacement of such warranted items not to exceed an aggregate amount equal to the final sales price of the home covered by the warranty. Once all homes have been constructed and sold, we do not have any post-sale obligations.


Home Buyer Financing and Deed Application
-----------------------------------------

We do not provide financing to prospective homebuyers. Approximately 25% of home buyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 24 months from ground breaking to completion, within which the home buyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leave RMB10,000, or $1,200, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within 2 weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

The majority of home buyers in China need to finance their homes with mortgage loan from banks. To facilitate their mortgage application, most developers in China, including us, are involved in the buyers'mortgage application process. We first initiate negotiations with a bank to obtain a blanket lending commitment which covers all potential buyers for the homes to be built by us. If a potential buyer needs financing, we conduct a preliminary screening of the buyer's creditworthiness. Then we forward the mortgage applications to the bank for further processing, which usually takes 30 to 60 days. Upon approval of the mortgage extended to each buyer by the bank, the loan proceeds are transferred directly to our bank account, rather than the buyer's. We have not, and will not receive any finder's fees or referral fees from the bank.

It is customary in China that developers may, depending on the type of property, use up to 95% of the loan proceeds so obtained to meet their working capital needs. For low-price housing, setting aside 5% of the proceeds will suffice. Because our Dahua Garden project is considered luxury housing, the bank requires that 10% to 20% of the proceeds be set aside. On our balance sheets, such loan proceeds are treated as customer deposits. We have not taken any measure to safeguard customer deposits because currently Chinese law does not require that such deposits be placed in an escrow or trust account for safeguarding purpose.

The life of a mortgage loan in China can be up to 30 years. Because our Dahua Garden project is considered luxury housing, the maximal life of mortgage loans is 20 years. The mortgage rates are dictated by the Chinese central government based on prime commercial lending rates. Due to competition among lending institutions, mortgage rates can be adjusted downward by up to 10%. On October 29, 2004, the rate for mortgages with a term of more than 5 years was raised from 5.04% to 5.31%. On March 17, 2005, the mortgage rate was raised again to 6.12%. Currently, the actual rates range from 5.51% to 6.12%, which are applied to primary residence and second home, respectively.

Unlike the United States, deeds for newly-built homes in China are applied for by the developer with the government, which owns the land. Upon issuance of the deeds, the developer distributes the deeds to individual home owners. In order to obtain government approval of deeds, the developer must have obtained all requisite permits and licenses and paid all fees and taxes. Before the actual issuance of deeds, the ownership of the real property remains with the developer even if the homes have already been sold. Generally, the developer will wait until all homes are completed to apply for the deeds in a blanket application, which takes approximately 40 to 60 days. Before the issuance of deeds, the title to the homes legally remains with the developer. As a result, we have not generated any revenue even though the homes have already been sold. To date we have sold 25 units out of the 76 units. The revenue will be recognized when deeds are distributed to the buyers, which is expected by the end of August 2005.


Government Regulation
---------------------

Real estate development is a government regulated industry, and we are subject to extensive local, district, municipal and national rules and regulations regarding permitting, zoning, subdivision, utilities and water quality. Regulation is carried on by municipal, district, and national authorities, of which the municipal and district governments have the greatest regulatory impact. The City of Beijing, in which we operate, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive ordinances, greater emphasis on land use planning, pressure to increase the number of low density residential developments, and heightened public concern aimed at limiting development as a means to control growth. Such regulation may delay development of our properties and result in higher developmental and administrative costs.

To engage in the business of real estate development and sale of residential units in Beijing, China, certain government approval is required. We have obtained all necessary licenses and permits, which include (i) State-Owned Land Using License issued by Beijing Land Resources and Residential Housing Management Bureau; (ii) Constructive Lands Planning License issued by Beijing Planning Committee; (iii) Constructive Project Construction License issued by Beijing Construction Committee; (iv) Constructive Project Planning License issued by Beijing Planning Committee; and (v) Commercial Residential House Pre-Sales License issued by Beijing Land Resources Bureau and Building Management Bureau.

To date, we are in material compliance with these laws and regulations.


Environmental Matters
---------------------

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remedy of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remedy them, may have a material adverse effect on our results of operations and financial condition. As of the date of this report, we are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. To date, we have not incurred any costs in complying with environmental laws and regulations. We believe that we are in material compliance with these laws and regulations.


Patents and Trademarks
----------------------

We do not own any patents or trademarks.


Product Research and Development
--------------------------------

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.


Employees
---------

We currently have 22 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.



ITEM 2.   Description of Property

We do not own any real estate properties other than the residential units we develop for sale. Our executive offices are located in an office complex of approximately 2,000 square feet at Level 19, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012. This office space is provided by Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group. We have contracted with Beijing Guohong Dahua Economic Research Center to provide administrative and management services. Included in those services is the payment of officer salaries and provision of office space and other shared costs and services. We accrued $145,103 for each year ending December 31, 2004 and 2003 into short- term loans due to related parties for payment of the services. We believe that these facilities are adequate for our current and anticipated needs.


Investment Policies
-------------------

To date, we have no established policy with respect to investments on real estate or interests in real estate. However, we intend that substantially all of our investments will be residential luxurious single-family houses. The purpose of such investments will primarily be generating sales revenues. There are no limitations on the percentage of assets which may be invested in any one investment or type of investment. Our Board of Directors may set such policy without a vote of our shareholders. We will not invest in real estate mortgages, and we will not invest in securities of or interests in real estate investment trusts, partnership interests, or other persons primarily engaged in real estate activities.

We do not plan to limit the geographical area in which we may invest, but we expect that all of our investments will be made in metropolitan Beijing, China. We have no current plans to form a joint venture or other arrangements with third parties to engage in real estate development.

We may finance our investments through both public and private secured and unsecured debt offerings, as well as public and private placements of our equity securities. The equity securities may include both common and preferred equity issues. There are currently no restrictions on the amount of debt that we may incur. Since inception, our operating activities have been mainly financed by equity capital, unsecured line of credit provided by Dahua Group, our affiliate, and purchaser deposits received from our pre-sale of the First Phase units of Dahua Garden.


Description of Real Estate and Operating Data
---------------------------------------------

Our only real estate project currently being developed is the First Phase of Dahua Garden, which is located in the northern suburban areas of Beijing, China, approximately 20 kilometers from the downtown of Beijing. It consists of 76 luxurious residential units, each ranging from 2,000 to 5,000 square feet in size with 3 to 4 bedrooms. The residential units are constructed on a piece of land of approximately 30 acres. The construction of all the units have been completed and are being sold to the public. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on April 27, 2073, but we own all the residential units constructed thereon. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

The Second Phase of Dahua Garden development includes 250 homes located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. We are currently applying with the Beijing municipal and local governmental authorities for all the requisite licenses, permits, and approvals.


ITEM3.   Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us.


ITEM 4.  Submission of Matters to a Vote of Security Holders?

There were no matters submitted to voters during the fourth quarter of the fiscal year ended December 31, 2004.



                                       PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters


Market Information
------------------

There is no public trading market for our common stock.


Holders
-------

As of August 8, 2005, there were 110 holders of record for our common shares. We have only one class of stock outstanding.


Stock Options, Warrants and Convertible Securities
--------------------------------------------------

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.


Dividends
---------

We have not paid any dividends since our incorporation and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to fund the expansion and growth of our business.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends, after giving effect to the distribution of the dividend if: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.


Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

We do not have any compensation plan under which equity securities are authorized for issuance.


Sales of Unregistered Securities During the Past Three Years
------------------------------------------------------------

On March 8, 2002, we issued 5,000,000 shares of our common stock to Waywood Investment Ltd. ("Waywood") in connection with the organization of Norton Industries Corp. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act, as amended. We believe this exemption is available because the issuance was a transaction not involving public offering. The beneficial owner was a sophisticated investor, and was our then sole officer and director, and was in possession of all material information relating to us. Furthermore, no commissions were paid to anyone in connection with the sale of the shares and no public solicitation was made to anyone.

On February 26, 2003, Waywood entered into a stock purchase agreement with Comp Hotel International Limited, a British Virgin Islands corporation ("Comp Hotel"), pursuant to which Comp Hotel International acquired 4,250,000 shares of our common stock from Waywood in exchange for $42,500 in cash.

On January 30, 2005, Waywood and Comp Hotel entered into a share exchange agreement with Bauer Invest Inc. for a reverse acquisition. Pursuant to the agreement, Waywood and Comp Hotel sold all of their capital stock, or 5,000,000 shares of common stock, to Bauer for retirement in exchange for $100,000 in cash and 1,000,000 shares of our post-merger common stock. To effectuate the reverse acquisition, we issued 19,000,000 shares of our common shares to 108 shareholders of Bauer in exchange for 100% of shares in Bauer on a pro rata basis, i.e. the number of shares received by each shareholder is proportionate to the number of shares he/she had originally owned in Bauer. All shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. All share recipients are residents outside of the United States; the transaction took place outside the United States; and no directed selling efforts were made in the United States.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This discussion contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future", "intend", "plan", and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this report.


Overview
--------

We were incorporated on March 8, 2002 in the State of Delaware under the name of Norton Industries Corp. ("Norton") as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. From March 8, 2002 to January 30, 2005, Norton had conducted virtually no business other than organizational matters and the filings of periodic reports with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended.

On January 30, 2005, Norton entered into a share exchange agreement, by which Norton acquired all of the capital shares of Bauer Invest Inc. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in China ("Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, we will file prior historical financial information of Bauer and its subsidiary, on a stand-alone basis, for two years prior to the acquisition. Our continuing operations will reflect the consolidated operations of Dahua and its subsidiary.

Dahua Real Estate was incorporated on September 24, 2001 to engage in the development, construction, and sale of luxury single-family housing units. Norton and Bauer were non-operating shell companies, respectively, and incurred minimal costs to acquire Bauer or Dahua Real Estate, and therefore there was no need for adjustments for any costs incurred by Norton or Bauer to be "pushed down" in the accounts of Norton, Bauer or Dahua Real Estate. Dahua Real Estate did not incur any other costs which were required to be "pushed down" for the completion of the transactions.

We conduct our business through our operating subsidiary Beijing Dahua Real Estate Development Ltd. In July 2003, we started to develop our first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 76 luxury housing units, all of which are single family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2004. To date we have pre-sold 25 units of our 76 luxurious single family houses. However, no sales revenue will be recognized until the deeds of the houses are delivered to the home buyers.


Plan of Operations
------------------

For the next 12 months, we plan to do the following.

(1) We started to develop our First Phase of Dahua Garden in July 2003. The construction was completed in December 2004. We are currently finishing up plumbing, electric wiring, water supply, and landscaping. We expect to finish this work by the end of August 2005 with a budget of RMB 5 million, or approximately $604,000.

(2) As soon as we complete plumbing, wiring and landscaping for our First Phase of Dahua Garden, we will make the final payment to the government for acquisition of land use rights in the amount of RMB10 million, or approximately $1.2 million. After that, we will apply for deeds for our newly-built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual home owners. After that, our sales can be closed, and our sales revenues can be recognized. We expect to complete this process by the end of September 2005.

(3) To date we have pre-sold 25 units out of the 76 housing units. For the next 12 months, we will continue to sell them to the public. At present, we don't know when the remaining 52 luxury housing units can be sold, although we expect that they can be sold out by the end of February 2006. There is no significant amount of budget required.

(4) We are currently in the process of applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Beijing, China on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. To date, we have obtained the following licenses, permits or approvals:

   (i) The company has entered into an agreement with the land owner, the Village Committee of Lutong Village, Qijia Township, North Changping District, which has been approved by the government of Qijia Township;

   (ii) Upon receipt of such approval, the Company has submitted a proposal for the Second Phase development to the Development and Reconstruction Commission of Changping District, which, in turn, submitted the proposal to the Development and Reconstruction Commission of Beijing Municipal government;

   (iii) Upon receipt of the proposal, the Development and Reconstruction Commission of Beijing sent a letter to the Urban Planning Commission of Beijing for its opinion, which it is reviewing; and

    (iv) The Company is currently applying with the National Land Resource Bureau and Housing Administration Bureau of Beijing Municipality for the initial development rights and land use rights of the Second Phase development.

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of 2005. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

(5) After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family homes. We plan to begin our Second Phase of Dahua Garden in March 2006. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in early 2008. It is estimated that approximately $60.5 million is needed to complete the project.


Results of Operations
---------------------

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
---------------------------------------------------------------------


Revenue
-------

We started our first construction project on development of residential luxury single-family housing units in July 2003. The project was not completed until end of December 2004. As of December 31, 2004, we have pre-sold 20 units of our 76 housing units. By the end of December 2004, we have not transferred the legal title to the home buyers. Accordingly, there were no sales revenues that can be recognized for each of our fiscal years ended December 31, 2004 and 2003.


Operating Expenses
------------------

For the year ended December 31, 2004, our operating expenses increased $369,453, or 212.4%,to $543,398 from $173,945 for the year of 2004. The increase was largely because we started our construction operation in July 2003, and we only had 5 months of operations.


Interest Income
---------------

For the year ended December 31, 2004, we had interest income of $2,315, as compared to $664 for the year ended December 31, 2003. The increase in interest income was primarily due to our larger cash position and more customer deposit.


Net Loss
--------

For the year ended December 31, 2004, we had a net loss of $432,866, as compared to a net loss of $138,625 for year ended December 31, 2003.


Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had approximately $474,784 in cash and cash equivalents. Since inception, our operating funds have been primarily provided by equity capital, an unsecured line of credit from Dahua Group, our affiliate, and from customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we, as developer, are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit at minimum of 10% of sales price is required to be made to the developer, which we use as a portion of working capital to construct our residential units.
As of December 31, 2004, we received $4.98 million of customer deposits on our First Phase of Dahua Garden.

We also borrow from time to time under a line of credit arrangement from Dahua Group, our affiliate. The line of credit is unsecured and has no upper limit on the amount of money that we can borrow from Dahua Group as long as there are funds available and we need it. The money we borrow under this arrangement bears interest at an annual rate of 6% for a period of three years. As of December 31, 2004, we have borrowed a total of $5.23 million from such line of credit arrangement.

To date our First Phase of Dahua Garden has been completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden, which will include 250 luxury single-family home units. As of the date of this report, we are in the process of applying for necessary licenses, permits or approvals. It is estimated that approximately $60.5 million is needed to complete the Second Phase. We intend to use the proceeds generated from sales of our First Phase, the line of credit arrangement from Dahua Group and customer deposits to finance our Second Phase development. We have made no material commitments for capital expenditures.

While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from the sale of our First Phase of Dahua Garden housing units, purchaser deposits from pre-sale contracts, and the line of credit provided by Dahua Group, will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. In that case, we may seek financing from institutional investors or banks to identify additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.


Off-balance sheet arrangements
------------------------------

We have entered into an agreement with a bank that extended mortgage loans to buyers of our residential units, whereby we agree to provide certain limited guarantee, which cover the risk before the conveyance of title upon closing. We are required to deposit 10% to 20% of the mortgage the bank extends to our home buyers into a special account with the bank.


Critical Accounting Policies and Estimates
------------------------------------------

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, which are based on our historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that revenue recognition is one of our more significant judgments and estimates used in the preparation of our financial statements.


Revenue Recognition
-------------------

We follow the provisions of the SEC Staff Accounting Bulletin 104, "Revenue Recognition" for revenue recognition. Under Staff Accounting Bulletin 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We recognize revenue from the sale of our residential homes when persuasive evidence of an arrangement exists, the homes are delivered to the buyers under the terms of the arrangement and title passes, the price is fixed or determinable, and the payment has been received.


                            RISK FACTORS
                            ------------

Investing in our common stock involves substantial risks. The risks and uncertainties described below are those that we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.

1. WE LACK AN OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR FUTURE SUCCESS OR FAILURE CAN BE MADE.

We were incorporated in March 2002 as a blank check company for the purpose of seeking to complete a merger or business acquisition. We conducted virtually no business until January 30, 2005, when we acquired Bauer Invest Ltd. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., a private company operating in the People's Republic of China ("Dahua Real Estate"). Dahua Real Estate was incorporated on September 24, 2001, to engage in the development and sale of luxury single-family houses in Beijing, China. The acquisition of Bauer was accounted for as a recapitalization, rather than a business combination. Accordingly, the historical operations of Bauer and its subsidiary were represented as our historical operations. Our limited operating history makes it difficult for you to evaluate our business and future prospects.

2. WE HAVE INCURRED LOSSES IN THE PAST. IF THE LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OUR OPERATIONS OR CEASE CARRYING ON BUSINESS.

We have been operating at a loss since inception. To date we have not generated any revenue. As of December 31, 2004, we had $707,318 of accumulated deficit. We are a development stage company, and we may incur additional losses. There is no assurance that our operations will become profitable. Failure to generate revenue will cause us to go out of business and could cause you to lose all or a substantial part of your investment.

3. WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT OUR SECOND PHASE PROJECT. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR SECOND PHASE PROJECT, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. We have completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any of the five licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permit and approvals by the end of 2005. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units,
(ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

4. IF WE RAISE ADDITIONAL CAPITAL THE VALUE OF YOUR INVESTMENT MAY DECREASE.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

5. WE NEED PERMITS, LICENSES OR APPROVALS FROM GOVERNMENT AUTHORITIES TO BEGIN OUR CONSTRUCTION OF THE SECOND PHASE PROJECT. IF WE FAIL TO OBTAIN ALL REQUIRED LICENSES, PERMITS, OR APPROVALS, WE MAY HAVE TO CEASE OUR OPERATIONS.

Before we can develop a property, we must obtain a variety of approvals from local and municipal governments with respect to such matters as zoning, density, subdivision, traffic considerations, site planning and environmental issues. Although there are currently no unfavorable rulings that would have a significant adverse effect on the development of our proposed Second Phase of Dahua Garden, there is no assurance that we will be able to obtain all required licenses, permits, or approvals from government authorities. If we fail to obtain all required licenses, permits, or approvals, we may have to cease our operations.

6. WE ACT AS GENERAL CONTRACTOR ON?OUR CONSTRUCTION PROJECTS, AND IF ANY OF OUR SUBCONTRACTORS SHOULD FAIL TO COMPLETE THEIR JOBS ON TIME, OUR BUSINESS COULD BE DISRUPTED.

We act as general contractor on?our construction projects. We hire unaffiliated subcontractors to do work for us. In the event that any of our subcontractors should fail to complete their jobs on time, our business could be disrupted, which will have an adverse effect on our results of operation and our financial condition.

7. WE ARE VULNERABLE TO CONCENTRATION RISKS BECAUSE OUR OPERATIONS ARE EXCLUSIVELY IN THE BEIJING, CHINA MARKET.

We operate our business in Beijing, China. All of our revenues will be derived from the sale of our luxury single-family houses in Beijing, China. Although some of our customers are from the neighboring areas in Beijing, we may not be able to generate adequate revenue if local business conditions in Beijing change adversely. These changes may include business downsizing, industry slowdowns, local oversupply or reduction in demand for real estate properties, and changes in local governmental policies. Operating exclusively in Beijing exposes us to greater economic risks than if we operated in several geographic regions. Any adverse changes in business conditions in Beijing, China, could adversely impact our financial condition, results of operations and cash flow.

8. WE DEPEND ON KEY PERSONNEL FOR THE SUCCESS OF OUR BUSINESS. OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THE SERVICES OF OUR CEO OR FAIL TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL PERSONNEL HAVING EXPERIENCE IN BUSINESS.

Our success is heavily dependent upon the continued service of Yonglin Du, our chief executive officer. Mr. Du has valuable personal relationships with government agencies and executive officers in the industry. A good personal relationship is sometimes crucial for doing business in China. If Mr. Du is unable or unwilling to continue in his position, we may not be able to easily replace him. Loss of his services could delay our applications for construction permit and land acquisition, and our business may be severely disrupted. We do not maintain key-man insurance on the life of Mr. Du. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

9. OUR OFFICERS AND DIRECTORS ARE SUBJECT TO CONFLICTS OF INTEREST, AND THERE IS A RISK THAT THEY MAY PLACE THEIR INTERESTS AHEAD OF YOURS.

We believe that our officers and directors will be subject to conflicts of interest. The conflicts arise from their relationships with our affiliate. Yonglin Du, our chief executive officer, also serves as president and a director of Dahua Project Management Group Co. Ltd. ("Dahua Group"), a Beijing Municipal Government licensed construction project supervising business entity. Hua Meng, our chief financial officer, and Qinna Zen, our corporate secretary, are also employed at Dahua Group. They may have conflicts of interest in allocating time, services, and functions between us and Dahua Group, in which any of them are or may become involved. Mr. Du anticipates to devote a minimum of twenty to thirty-two hours per week of his business hours, and each of Ms. Meng and Ms. Zen fifteen to twenty hours of their business hours to our business activities. If and when the business operations increase and a more extensive time commitment is needed, they are prepared to devote more time to our affairs, in the event that becomes necessary.

To ensure that potential conflicts of interest are avoided or declared to us and to comply with the requirements of the Sarbanes-Oxley Act of 2002, our Board of Directors, on January 30, 2005, adopted a Code of Business Conduct and Ethics, among other things, to reduce potential conflicts of interest. Conflicts of interest must, to the extent possible, be avoided, and any material transaction or relationship involving a potential conflict of interest must be reviewed and approved in advance by a majority of the board of directors, or, if required by law, a majority of disinterested stockholders. No personal loans will be made to executive officers and directors.

All our transactions with affiliates have been and will be made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of board members approve all transactions between us and our officers, directors, principal stockholders and their affiliates.

10. WE HAVE NOT CARRIED PROPERTY OR CASUALTY INSURANCE. ANY BUSINESS DISRUPTION, LITIGATION OR NATURAL DISASTER MIGHT RESULT IN SUBSTANTIAL COSTS AND DIVERSION OF RESOURCES.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business property loss, natural disaster or litigation might result in substantial costs and diversion of resources.

11. OUR QUARTERLY OPERATING RESULTS, REVENUES AND EXPENSES MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

  o  the timing, size and execution of sales contracts and home deliveries;

  o  lengthy and unpredictable sales cycles;

  o  changes in our operating expenses;

  o  fluctuations in general economic conditions.

We believe that period-to-period comparisons of our results of operations are not a good indication of future performance. It is possible that our operating results will be below your expectations. In that event, the trading price of our common stock may fall.

12. MANY OF OUR COMPETITORS ARE SIGNIFICANTLY LARGER THAN WE ARE, AND THEY
HAVE GREATER FINANCIAL RESOURCES AND HAVE MORE EXPERIENCED MANAGERS THAN WE DO.

We are a small company and have little market share in our target market. The market of residential housing development in Beijing, China, is highly competitive. We compete with numerous entities, many of which are significantly larger than we are, and have greater financial resources and have more experienced managers than we do. As a result, they may be able to respond more quickly to new or emerging house plans or construction materials and changes in customer demands or to devote greater resources to the development, promotion and sale of their products or services than we can. If we cannot compete effectively, we may never become profitable. Although no one of our competitors currently dominates or significantly influences the market, they could adversely affect us.

13. THE RESIDENTIAL REAL ESTATE DEVELOPMENT INDUSTRY IS A HIGH RISK INDUSTRY. IF MARKET CONDITIONS CHANGE DRAMATICALLY UNFAVORABLY TO US, WE MAY GO OUT OF BUSINESS.

The real estate development industry in general, and the residential luxury real estate development industry in particular, is a high risk industry, subject to changes in general economic conditions, fluctuating interest rates, and changing demand for the types of developments being considered. Volatility in local and regional land use demands, as well as changing supply and demand for the specific uses for which the real property is being developed, are also factors in assessing the relative risks of the business. The demand for residential real estate development is particularly sensitive to changing interest rates and shifting demographics. Both of these factors affecting the demand for residential housing are highly unpredictable over both the short- and long-term. If market conditions change dramatically and unfavorably to us, we may go out of business.

14. POLITICAL AND ECONOMIC POLICIES IN CHINA COULD AFFECT OUR BUSINESS IN UNPREDICTABLE WAYS.

Substantially all of our assets are located in China and substantially all of our revenues will be derived from our operations in China. Therefore, our results of operations and prospects are subject, to a significant degree, to economic and political developments in China. The economy of China differs from the economies of most developed countries in many respects, including:

  o  the extent of government involvement;

  o  level of development;

  o  allocation of resources.

The economy of China has been in transition from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces and the reduction of state ownership of productive assets, a substantial portion of productive assets in China is still owned by the Chinese government, which continues to play a significant role in regulating China's economic development, setting monetary policy and providing preferential treatment to particular industries or companies. Political and economic policies in China could affect our business in unpredictable ways. If there are any unfavorable changes in government policies, such as government control over capital expenditures, changes in monetary policy, or changes in planning and zoning policy, we may experience delays or other problems in obtaining government permits or licenses to start or complete our projects.

15. OUR ASSETS, OFFICERS AND DIRECTORS ARE LOCATED OUTSIDE OF THE U.S. IT IS DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR OFFICERS AND DIRECTORS.

Our assets, officers and directors are located in China. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not able to:

 o effect service of process within the United States on us or any of our executive officers and directors;

 o enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

 o enforce, in a court in China, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

 o bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

16. GOVERNMENT CONTROL OF CURRENCY CONVERSION MAY AFFECT OUR ABILITY TO PAY DIVIDENDS DECLARED, IF ANY, IN FOREIGN CURRENCIES.

To date we have not generated any revenue. We believe that a substantial portion of our revenues, if any, will be in Renminbi ("RMB"), which currently is not a freely convertible currency. A portion of our revenues may have to be converted into US dollars to make payment of dividends declared, if any, in respect of our common shares. Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange of China by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies if foreign currencies become scarce in China. We may not be able to pay dividends in foreign currencies to our shareholders, if the Chinese government restricts access to foreign currencies for current account transactions.

17. FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Renminbi." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Although the exchange rate for RMB to US dollars has relatively been stable, exchange rate fluctuations, if any, could bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

18. THERE IS NOT NOW AND THERE MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK SHARES, WHICH MAY MAKE IT DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board upon the effectiveness of our registration statement on Form SB-2 filed with the Securities and Exchange Commission. However, there is no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

19. OUR COMMON STOCK IS DEEMED A PENNY STOCK. AS A RESULT, TRADING OF OUR SHARES IS SUBJECT TO SPECIAL REQUIREMENTS THAT COULD IMPEDE OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES.

The shares offered by this prospectus constitute penny stock under the Securities Exchange Act of 1934 (the "Exchange Act"). The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

  o obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

  o reasonably determine, based on that information, that transaction in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

  o provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

  o receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.



ITEM 7.  Financial Statements

Our audited Consolidated Financial Statements, including the notes thereto, appear beginning on page F-1 of this report.


BAUER INVEST, INC.
------------------

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended
  December 31, 2004  and 2003

Consolidated Statements of Changes in Equity for the Years Ended
  December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003

Notes to the Consolidated Financial Statements


NORTON INDUSTRIES CORP.
-----------------------

In fiscal 2003 and until January 30, 2005, we were inactive. Under Section 3-11 of Regulation S-X, our financial statements required for purposes of reports pursuant to the Securities Act of 1934 were unaudited.


Balance Sheets as of December 31, 2004 (Unaudited)

Statements of Operations for the Years Ended December 31, 2004 and 2003
  (unaudited)

Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 2004  and 2003 (unaudited)

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
  (Unaudited)

Notes to the Financial Statements



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 30, 2005, as a result of our acquisition of Bauer Invest Inc., we dismissed Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co., as our independent public accountant, and engaged Child, Sullivan & Company, the auditors of Bauer, as our certifying accountants. Since September 2004, Bauer has engaged Child, Sullivan & Company as its independent public accountants. The decision to dismiss Stan J.H. Lee, CPA and appoint Child, Sullivan & Company was approved by our whole Board of Directors.

Stan J.H. Lee, CPA served as the independent public accountants of our predecessor, Norton Industries Corp., for the period from March 8, 2002 (inception) to October 2003, when Stan J. H. Lee, CPA became unqualified because he did not register with the Public Company Accounting Oversight Board ("PCAOB") as required by the Sarbares-Oxley Act of 2002 (the "Act"). Pursuant to the Act, accounting firms that are not registered with PCAOB are prohibited from preparing or issuing audit reports on U.S. public companies and from participating in such audits.

During the period as our independent public accountant, Stan H. Lee, CPA, issued a report for the period from March 8, 2002 (date of inception) to December 31, 2002. Stan H. Lee's report did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of Stan H. Lee for such period indicated conditions which raised substantial doubt about our ability to continue as a going concern.

During the period from March 8, 2002, to October 2003, there were no disagreements between us and Stan J.H. Lee, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Stan J.H. Lee, CPA would have caused Stan J.H. Lee, CPA to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from March 8, 2002 to October 2003, there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

In fiscal 2003 and until January 30, 2005, we were inactive. Under Section 3-11 of Regulation S-X, our financial statements required for purposes of reports pursuant to the Securities Act of 1934 were unaudited.

At no time prior to January 30, 2005, did we (or anyone on behalf of us) consult with Child, Sullivan & Co. on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was the subject of a disagreement with Stan J.H. Lee, CPA or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.



ITEM 8A.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports as required under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.


Changes in Internal Controls
----------------------------

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.


ITEM 8B.  Other Information

None.


                                     PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers
--------------------------------

At December 31, 2004, we had only one director and officer as below:

     Name        Age         Positions and Offices Held
-------------   -----  ----------------------------------------------------
Jianjun Zhang    35      President, Treasurer, Secretary, and Director

On January 30, 2005, in connection with our reverse acquisition of Bauer Invest Inc., Mr. Zhang resigned as our sole director and officer. Upon his resignation, the following persons were appointed as our directors and officers, whose name, address, age and position are set forth below:

     Name        Age                       Position Held
-------------  ------  -------------------------------------------------
Du Yonglin       62     President, Chief Executive Officer and Director
Wang Wulong      64     Director
Meng Hua         28     Chief Financial Officer
Zeng Qinna       26     Corporate Secretary

The following is a brief description of business experience of each of our directors and executive officers during the past five years.

Mr. Yonglin Du has been our Chairman, Chief Executive Officer and President since January 30, 2005. From 1982 to 2003, Mr. Du held various positions in China's petroleum and petrochemical industries, including Deputy Director of the Research Institute of Daqing Oilfield, Head of Petroleum and Petrochemical Division of the State Planning Commission, Deputy Director of the Energy Institute of the State Planning Commission, President of Shanghai Petroleum and Natural Gas Company. In 2000, he founded Dahua Project Management Group Co. Ltd. ("Dahua Group"), of which he has been serving as its Chairman of the Board of Directors and Chief Executive Officer. Dahua Group is a Beijing Municipal Government licensed construction project supervising business entity located in Beijing, China.

Mr. Wulong Wang has been our Director since January 30, 2005. A graduate of Beijing Post and Telecommunication University, Mr. Wang is a senior engineer and China's registered Consulting Engineer. He joined China's State Planning Commission in 1979, and served as its Deputy Chief of Investment Bureau from 1988 to 1992, Chief of Key Construction Bureau from 1992 to 1994, Chief of Investment Bureau from 1994 to 1995. From 1995 to 2002, Mr. Wang served as the President of China International Engineering Consulting Co. Limited., and from 2002 to the present as a member of the Expert Committee of China Engineering Consulting Co. Limited, as well as a member of the Economic Commission of Chinese National People's Political Consultative Conference.

Ms. Hua Meng has been our Chief Financial Officer since January 30, 2005. She graduated from the Central University of Finance and Economics of China in July 2003 with a master's degree in accounting. Ms. Meng is a Certified Public Accountant in China. From July 1999 to May 2000, she was employed at Beijing Baisheng Light Industry Development Co. Ltd. as an accountant. From July 2003 to the present, Ms. Meng has also been chief financial officer of Dahua Project Management Group Co., Ltd., a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China.

Ms. Qinna Zeng has been our Corporate Secretary since January 30, 2005. She graduated from the Central University of Finance and Economics in China in July 2003 with a master's degree in finance. From July 1999 to August 2000, Ms. Zeng worked for the Lichuan Branch of People's Bank of China as a statistician. From July 2003 to the present, Ms. Zeng has also been corporate secretary of Dahua Project Management Group Co. Ltd., a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China.

None of our directors and officers has ever held any position in a reporting company.

Each of our directors is elected by the shareholders to a term of one year and serves until his or her successor is elected and qualified, or until he or she resigns or is removed from office. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she resigns or is removed from office. The board of directors has no nominating or compensation committees. The board of directors does not have an audit committee financial expert.


Significant Employees
---------------------

There are no significant employees other than our executive officers.


Family Relationships
--------------------

There are no family relationships among directors or officers.


Involvement in Certain Legal Proceedings
----------------------------------------

During the past five years, none of our officers, directors, promoters or control persons has had any involvement in any of the following events:

  o any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  o any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

  o being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

  o being found by a court of competent jurisdiction, in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. For the period covered by this Annual Report, we were in compliance with the Section 16(a) of the Securities Exchange Act of 1934.


Code of Ethics
--------------
On January 30, 2005, our Board of Directors established a written code of ethics that applies to our executive officers and financial officers. A copy of this Code may be obtained by any person, without charge, who sends a written request to Dahua Inc. c/o Corporate Secretary, Level 19, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012.
We will disclose any waivers or amendments to our Code of Business Code and Ethics on Item 10 of a Form 8-K.


ITEM 10.  Executive Compensation

From March 28, 2002 (date of inception) to January 30, 2005, our sole officer and director did not receive any compensation for his services rendered to us, had not received such compensation in the past, and was not accruing any compensation pursuant to any agreement with us. No retirement, pension, profit sharing, stock option or insurance plan or other similar programs had been adopted by us for the benefit of our sole officer.

On January 30, 2005, we acquired all capital stock of Bauer Invest Inc. and its subsidiary through a reverse acquisition. Bauer Invest Inc. has contracted with Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group, to provide administrative and management services. Included in those services is the payment of officer salaries and provision of office space and other shared costs and services. We accrued $145,103 for each year ending December 31, 2004 and 2003 into short- term loans due to related parties for payment of the services.


Summary Compensation Table
---------------------------

                            SUMMARY COMPENSATION TABLE


                                                                              Long Term Compensation
                                                            ------------------------------------------------------
                  Annual Compensation	                              Awards                     Payouts
----------------------------------------------------------- -----------------------------  -----------------------
   Name &                                     Other Annual     Restructed  Securities
  Principal                 Salary    Bonus   Compensation     Stock       Underlying        LTIP       All Other
  Position       Year        ($)       ($)        ($)         Awards ($)   Options/ SARs    Payouts   Compensation
-------------  ---------  ---------  --------- ------------  -------------  --------------  --------- ------------
Yonglin Du,      2004       24,125      -          -             -               -             -            -
CEO & President  2003       24,125      -          -             -               -             -            -

Hua Meng         2004        7,250      -          -             -               -             -            -
CFO	         2003        7,250      -          -             -               -             -            -
------------------------------------------------------------------------------------------------------------------

(i) The annual salaries paid Mr. Du were RMB 200,000, or approximately $24,145, and Ms. Meng RMB 60,000, or approximately $7,250, respectively.


Option/SAR Grants
-----------------

We do not currently have a stock option plan. No stock options have been granted or exercised by any of the officers or directors since we were founded.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
---------------------------------------------------------------------

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.


Long-Tem Incentive Plans and Awards
-----------------------------------

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.


Compensation of Directors
-------------------------

The members of the Board of Directors are not compensated by us for their service as members of the Board of Directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.


Employment Contracts, Termination of Employment, Change-in-Control Arrangements
-------------------------------------------------------------------------------

We have not entered employment agreements with our executive officers. There are no compensatory plans or arrangements, including payments to be received from us, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control of us or a change in the named executive officer's responsibilities following a change-in-control.



ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 8, 2005, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                      Name and Address of   Amount & Nature of
   Title of Class      Beneficial Owner      Beneficial Owner   Percent of Class
------------------   --------------------  -------------------  ---------------
   Common Stock       Yonglin Du            1,520,000 shares         7.6%
                      Level 19, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili, Beijing,
                      China, 100012
-------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of August 8, 2005, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

                     Name and Address of    Amount & Nature of
   Title of Class     Beneficial Owner       Beneficial Owner   Percent of Class
------------------ -----------------------  ------------------  ---------------
   Common Stock     Yonglin Du                  1,520,000 shares        7.6%
                    Level 19, Building C,
                    Tianchuangshiyuan,
                    Huizhongbeili, Beijing,
                      China, 100012

   Common Stock      Qinna Zeng                   58,000 shares           *
                     #1712, Courtyard 5,
                     Beiyuan Road
                     Chaoyang District, Beijing

   Common Stock      Hua Meng                      12.000 shares          *
                     # 8104, Courtyard 11,
                     Anning Zhuang, Xisanqi
                     Haidian District, Beijing

   Common Stock      Wang Wulong                            Nil          Nil
                     c/o Dahua Inc.
                     Level 19, Building C,
                     Tianchuangshiyuan,
                     Huizhongbeili,
                     Beijing, China, 100012

                     All officers and directors    1,590,000 shares      7.95%
                     as a group
-------------------------------------------------------------------------------

The persons named above do not have any specified rights to acquire, within 60 days of the date of this registration statement any options, warrants or rights and no conversion privileges or other similar obligations exist.

*  Less than one percent of the total number of shares outstanding

We do not have any securities that are convertible into common stock.


Changes in Control
------------------

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.



ITEM 12.  Certain Relationships and Related Transactions


Transactions with Officers and Directors
----------------------------------------

As a shareholder of Bauer Invest Inc., Yonhlin Du, our Chairman of the Board of Directors and Chief Executive Officer received 1,520,000 shares of our common stock as result of our reverse acquisition of Bauer on January 30, 2005. The number of shares Mr. Du received was on pro rata basis, i.e., the number of shares he received is proportionate to the number of shares he owned in Bauer.


Transactions with Promoters
---------------------------

Prior to the reverse merger on January 30, 2005 between Bauer Invest Inc.
and Norton Industries Corp., Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investment Ltd. ("Waywood") collectively owned 100% of capital stock of our predecessor, Norton Industries Corp. On January 30, 2005, Comp Hotel and Waywood entered into a share exchange agreement with Bauer Invest Inc., a British Virgin Islands corporation ("Bauer"), pursuant to which Comp Hotel and Waywood sold all outstanding capital shares, or 5,000,000 shares of common stock of Norton, to Bauer in exchange for $100,000 in cash and 5% of the post-acquisition shares. As a result, Waywood and Comp Hotel received 150,000 and 850,000 shares, respectively, of our common stock as a result of the reverse merger on January 30, 2005. The numbers of shares they received were proportionate to the respective numbers of shares they originally owned in Norton Industries Corp.

Waywood Investment Ltd. ("Waywood") is the sole promoter of our predecessor, Norton Industries Corp ("Norton"). Waywood is a small business consulting firm incorporated in the British Virgin Islands. Mr. Jianjun Zhang is the sole shareholder of Waywood. From inception of Norton until the reverse merger of Norton on January 30, 2005, Mr. Zhang was the sole director and executive officer of Norton. On February 26, 2003, Waywood entered into a stock purchase agreement with Comp Hotel International Ltd., a British Virgin Islands corporation ("Comp Hotel"), pursuant to which Comp Hotel acquired 4,250,000 shares, or 85%, of Norton's common stock from Waywood in exchange for $42,500 in cash. Comp Hotel is a travel-related service provider operating in Hong Kong controlled by South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil in Indonesia. Immediately prior to the date of reverse merger between Bauer Invest and Norton Industries Corp., Comp Hotel owned 85%, and Waywood owned 15%, of Norton's issued and outstanding shares, respectively.



ITEM 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits
--------------

Exhibit No.	                     Description
---------   ----------------------------------------------------------------
   2.1	    Share Exchange Agreement dated January 30, 2005 between Norton
            Industries Corp. and Bauer Invest, Inc. (Incorporated by reference to Current Report on Form 8-K filed on February 1, 2005,
            Commission File No. 0-49852).

   3.1	    Articles of Incorporation (Incorporated by reference to
            Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49852).

   3.2	    Certificate of Amendment of Articles of Incorporation (Incorporated
            by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

   3.3 Bylaws (Incorporated by reference to Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49852).

   4.1	    Specimen Stock Certificate (Incorporated by reference to
            Registration Statement on Form 10-SB/A filed on July 29, 2002 Commission File No. 0-49852).

  14.1	    Code of Business Conduct and Ethics (Incorporated by reference to
            Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).


(b) Reports on Form 8-K
-----------------------

We filed no reports on Form 8-K during the fourth quarter of the fiscal year
2004.



ITEM 14.  Principal Accountant Fees and Services


The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2004 and 2003:


       Fee category              2004                 2003
------------------------    --------------      ----------------
Audit fees                    $   38,000         $       -
Audit-related fees                     -                 -
Tax fees                               -                 -
All other fees                         -                 -
-----------------------------------------------------------------
             Total fees       $   38,000          $      -

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

For the year ended December 31, 2004, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Sullivan & Company and has determined that the firm's provision of such services to us during fiscal 2004 is compatible with and did not impair Child, Sullivan & Company's independence. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.





                               Bauer Invest, Inc.

                      Consolidated Financial Statements

                  For the Years Ended December 31, 2004 and 2003

           Report of Independent Registered Public Accounting Firm


To The Stockholders
Bauer Invest, Inc.

We have audited the accompanying consolidated balance sheets of Bauer Invest, Inc. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express as an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bauer Invest, Inc. and its subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Sullivan & Company
------------------------------
Child, Sullivan & Company
Salt Lake City, Utah
March 23, 2005





                                BAUER INVEST, INC.
                           Consolidated Balance Sheets


                                                                December 31
                                                           ----------------------------
                                                                2004           2003
                                                           -------------  -------------

                      ASSETS
Current Assets:
Cash and cash equivalents............................      $    474,784    $    104,699
Inventory (note 5)...................................         8,450,049       4,828,705
Prepaid construction costs...........................         1,835,397         184,000
Due from related parties (note 8)....................            50,039               -
Loans receivable (note 4)............................                 -          79,791
                                                           -------------    ------------
     Total Current Assets............................        10,810,269       5,197,195

Property, Plant, & Equipment:
Computer equipment...................................             3,450           2,813
Office equipment.....................................            43,464          41,916
Telephones...........................................             1,026           1,026
Vehicles.............................................            11,498          11,498
                                                           ------------    -------------
     Total Property, Plant, & Equipment..............            59,438          57,253
     Accumulated depreciation........................          (19,828)        (10,680)
                                                           ------------    -------------
     Net Fixed Assets................................            39,610          46,573

Total Assets.........................................      $ 10,849,879    $  5,243,768
                                                           ============    =============


       LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable.....................................       $    25,393    $    208,706
Customer deposits (note 6)...........................         4,978,657          65,296
Short-term loan (note 7).............................                 -          34,134
Short-term loans - related parties (note 8)..........         5,229,279       3,962,099
Accrued interest - short-term loans,
 related parties (note 8)............................           259,399          98,161
Other accruals.......................................            32,109           9,247
                                                            -----------     ------------
     Total Current Liabilities.......................        10,524,837       4,377,643

Minority interest....................................            65,008         173,225

Stockholders' Equity:

Preferred stock: par value $1.00; 50,000 shares authorized;
  1 share issued and outstanding.....................                 1               1
Additional paid-in capital...........................           967,351         967,351
Accumulated deficit..................................         (707,318)       (274,452)
                                                            ------------    -----------
     Total equity....................................           260,034         692,900
                                                            ------------    -----------

Total Liabilities and Equity.........................      $ 10,849,879    $  5,243,768
                                                           =============    ============





                 See accompanying notes to consolidated financial statements





                                     BAUER INVEST, INC.
                             Consolidated Statements of Operations



                                                               Year Ended
                                                              December 31
                                                       -----------------------------
                                                            2004            2003
                                                       --------------  -------------

Revenue............................................     $           -   $          -
Cost of goods sold.................................                 -              -
                                                        --------------  -------------
Gross Profit.......................................                 -              -

Expenses
 Advertising.......................................            122,534         28,665
 Depreciation......................................              9,148          8,715
 Payroll expense...................................            130,622         58,193
 Other general and administrative..................            281,094         78,372
                                                        --------------- -------------
    Total expenses.................................            543,398        173,945
                                                        --------------- -------------

Net loss from operations...........................          (543,398)      (173,945)

Other Income (expense)
 Interest expense..................................                  -              -
 Interest income...................................              2,315            664
                                                        --------------- --------------
     Total other income (expense)..................              2,315            664

Net loss before taxes and minority interest........          (541,083)      (173,281)

Provision for income taxes.........................                  -              -

Net loss before minority interest..................          (541,083)      (173,281)

Minority interest in subsidiary loss...............            108,217         34,656
                                                        ---------------  -------------

Net loss...........................................     $    (432,866)   $  (138,625)
                                                        ===============  =============




                  See accompanying notes to consolidated financial statements






                                      BAUER INVEST, INC.
                         Consolidated Statements of Changes in Equity




                                  Minority    Common    Common    Paid in     Accumulated    Total
                                  Interest    Share     Stock     Capital      Deficit      Equity
                               ----------  ---------  --------  ----------   ----------  ------------
Balance December 31
 2002                           $      -              $     -   $ 1,209,190  $ (169,784)  $ 1,039,406

Recapitalization due to
reverse merger                   207,881          1         1     (241,839)       33,957    (207,881)

Net loss                        (34,656)                                       (138,625)    (138,625)
                               -----------  ---------  --------  ----------  ------------  -----------
Balance December 31
2003                             173,225          1         1       967,351    (274,452)     692,900

Net loss                       (108,217)                                       (432,866)   (432,866)
                               -----------  ---------- ---------  ----------  ----------- ------------
Balance December 31            $  65,008          1    $    1     $ 967,351   $ (707,318)  $ 260,034
2004                           ==========   ========== =========  ==========  =========== ============





                   See accompanying notes to consolidated financial statements






                                      BAUER INVEST, INC.
                             Consolidated Statements of Cash Flows



                                                                  Year Ended
                                                                  December 31
                                                       ------------------------------
                                                            2004              2003
                                                       ----------------- -------------

Cash Flows from Operating Activities:
Net loss..........................................      $     (432,866)   $  (138,625)
Adjustments to reconcile net loss to net cash
 Provided by (used in) operating activities:
 Depreciation.....................................                9,148          8,715
 Provision for allowance on accounts receivable...               56,943              -
 Minority interest................................            (108,217)       (34,656)
Changes in operating assets and liabilities:
 Inventory........................................          (3,621,344)    (2,899,588)
 Prepaid construction costs.......................          (1,651,397)      (184,000)
 Due from director................................             (50,039)              -
 Loan receivable..................................               22,848      (262,878)
 Accounts payable.................................            (183,313)              -
 Customer deposits................................            4,913,361         65,296
 Accrued interest.................................                    -         98,161
 Other accruals...................................               22,862          5,604
                                                        ---------------  -------------
   Cash provided by (used in) operating activities          (1,022,014)    (3,341,971)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment........              (2,185)       (45,883)
                                                        ---------------  -------------
   Cash used in investing activities..............              (2,185)       (45,883)

Cash Flows from Financing Activities:
 Net repayments received from (advances made on)
   short-term loans receivable....................                    -         10,871
 Net proceeds from (payments on) loans payable....             (34,134)      (148,875)
 Net proceeds from (payments on) loans payable-
   related party..................................            1,428,418      3,610,073
                                                        ---------------  -------------
  Cash provided by financing activities...........            1,394,284      3,472,069

Increase (decrease) in cash and cash equivalents..              370,085         84,215
                                                        ---------------  -------------

Cash and cash equivalents, beginning of period....              104,699         20,484
                                                        ---------------  -------------
Cash and cash equivalents, end of period..........       $      474,784  $     104,699
                                                        ===============  =============


Supplemental disclosure of cash flow information:
   Interest paid in cash..........................        $           -  $           -
                                                         ==============  =============
   Income taxes paid in cash......................        $           -  $           -
                                                         ==============  =============




                   See accompanying notes to consolidated financial statements






                                 BAUER INVEST, INC.
                  Notes to Consolidated Financial Statements
                            December 31, 2004 and 2003

1.   Nature of operations

Bauer Invest Inc. (Parent) was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (BVI).

The Parent has had no operations other than owning 80% of capital stock of Beijing Dahua Real Estate Development, Ltd. (Subsidiary), which was acquired by Parent on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China (PRC). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of the parent are substantially the same as the pre acquisition owners and control persons of the subsidiary. The financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse merger. The consolidated entity is hereafter referred to as "the Company".

The Company engages in the development of real estate and the sale of commodity housing. The Company has been in the process of acquiring and developing land and housing for sale, and is now prepared for sales of those items to begin.

The Company's fiscal year end is December 31.

2.   Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3.   Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable during the audit periods presented.

Inventories

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction work-in-progress costs. The inventories are valued at cost based on the level of completion. No provision for potential obsolete inventory has been made.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Property and equipment are depreciated over their estimated useful lives as follows:

    Computer equipment       3 years
    Office equipment         7 years
    Vehicles                 7 years

Depreciation expense for the years ended December 31, 2004 and 2003 was $9,148 and $8,715, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $122,534, and $28,665 for the years ended December 31, 2004 and 2003

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2003. Thus, the consistent exchange rate used has been 8.27 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Nearly all differences in tax bases and financial statement carrying values are permanent differences. Therefore, the Company has recorded no deferred tax assets or liabilities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments, and therefore no impact will be made on the financial statements of the Company.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs." SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets." SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements, as the Company has no immediate plans for the exchange of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) will have no adverse effect on its results of operations, as the Company has not historically compensated its employees with share-based securities.

4.   Loans Receivable

The Company is owed $56,943 and $79,791, at December 31, 2004 and 2003, respectively. The advances are non-interest bearing and due on demand. Interest has not been imputed due to its minimal amount. The Company has recorded a valuation allowance of $56,943 at December 31, 2004, as the loans are long-standing and collectibility is in question.

5.   Inventory

Inventory costs consist of the following at December 31 of each year:


                                                                 2004            2003
                                                             -------------   ------------

Compulsory land acquisition and removal compensation         $  3,470,992    $  2,619,667
Construction and installation project cost                      1,474,022         298,803
Prophase engineering cost                                         687,000         630,863
Infrastructure cost                                             1,239,927         902,675
Auxiliary public establishment                                    264,475         223,034
Indirect development cost, including capitalized interest       1,313,633         153,663
                                                              -------------  -------------
                                                             $  8,450,049    $  4,828,705


6.   Customer Deposits

Customer deposits consist of down payments received on sales contracts for our houses. Upon closing, when title passes to the buyer, the Company will recognize the down payments as revenue. Customer deposits at December 31, 2004 and 2003 totaled $4,978,657 and $65,296, respectively.

7.   Short-term Loans

Notes payable had balances of $0 and $34,134 at December 31, 2004 and 2003. The notes are non-interest bearing and due on demand. Interest has not been imputed due to its minimal amount.

8.   Related Party Transactions

The Company had a balance receivable from a director at December 31, 2004 in the amount of $50,039. The balance is non-interest bearing and is due on demand.

The Company has contracted with a related party, Dahua Engineering Management Group (Dahua Group), a PRC corporation with officers and directors common to the Company, to provide engineering and construction management services related to its real estate development projects. Management believes that the terms of the contract are substantially equal to those that could be obtained from an unrelated entity.

The Company has contracted with Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group, to provide administrative and management services. Included in those services is the payment of officer salaries and provision of office space and other shared costs and services. The Company accrued $145,103 for each year ending December 31, 2004 and 2003 into short term loans due to related parties for payment of the services.

Short term loans due to Dahua Group had balances of $5,488,678 and $4,060,260 (including accrued interest) at December 31, 2004 and 2003, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $161,238 and $98,161 for the years ended December 31, 2004 and 2003, which remained accrued at December 31, 2004. The entire interest amounts were capitalized as costs of construction.

9.   Income Taxes

The Company is currently not subject to income taxes according to applicable tax laws in the PRC.

10.   Commitments

As of December 31, 2004 the Company had entered into contracts with builders in the amount of $2,658,119 for continued construction and development of its housing inventory. The amounts will become due and payable as construction progresses. The contracts are expected to be completed during 2005.

11.    Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

12.   Subsequent Events

On January 30, 2005 Bauer shareholders entered into an agreement to acquire a controlling interest in Dahua, Inc. (formerly known as Norton Industries, Corp.), U.S. public reporting company, in exchange for their direct ownership interest in Bauer. Consequently, Dahua will own 100% of the outstanding shares of Bauer and the control persons of Bauer will become the control persons of Dahua. The transaction will be accounted for as a reverse merger.






                             NORTON INDUSTRIES CORP.


                              FINANCIAL STATEMENTS



Balance Sheet as of December 31, 2004

Statements of Operations for the Years Ended December 31, 2004 and 2003

Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 2004 and 2003

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

Notes to the Financial Statements







                         NORTON INDUSTRIES CORPORATION
                         (A Development Stage Company)

                               BALANCE SHEET
                             December 31, 2004
                                (Unaudited)



                                  ASSETS

CURRENT ASSETS........................................     $           0
                                                           -------------
  TOTAL CURRENT ASSETS ...............................                 0
                                                           -------------
OTHER ASSETS..........................................                 0
                                                           -------------
  TOTAL OTHER ASSETS..................................                 0
                                                           -------------
TOTAL ASSETS .........................................      $          0
                                                           =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES ..................................      $          0
                                                           -------------
  TOTAL CURRENT LIABILITIES...........................                 0
                                                           -------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding.......                 0

 Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding.               500

Contributed capital...................................             9,150

Deficit accumulated during development stage .........           (9,650)
                                                           -------------
   TOTAL STOCKHOLDERS' EQUITY.........................                 0
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............       $         0
                                                           =============





The accompanying notes are an integral part of these financial statements






                          NORTON INDUSTRIES CORPORATION
                           (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       For the Years Ended
                                                           December 31
                                                     --------------------------
                                                          2004          2003
                                                     -------------  -----------

REVENUE.................................             $         0    $        0
                                                     ------------   -----------
EXPENSES
 Administrative and general expenses....                   1,000         2,800
                                                     ------------   -----------
  TOTAL EXPENSES........................                   1,000         2,800
                                                     ------------   -----------

NET LOSS................................              $  (1,000)    $  (2,800)
                                                     ============   ===========

Net Loss Per Share, Basic and Diluted...              $   (0.00)    $   (0.00)
                                                      ===========   ===========

Weighted Average Number of
 Common Shares Outstanding..............               5,000,000     5,000,000
                                                      ===========   ===========



     The accompanying notes are an integral part of these financial statements







                             NORTON INDUSTRIES CORPORATION
                             (A Development Stage Company)

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2004 and 2003
                                    (Unaudited)





                                                                          Deficit Accumulated
                               Common Stock              Contributed           During
                           Shares          Amount          Capital           Development Stage     Total
                      ----------------  ------------  ----------------  -----------------------  ----------
Balance at
 Dec. 31, 2002           5,000,000        $   500      $     5,350         $       (5,850)        $      0

Contributed capital              -              -            2,800                       -           2,800

Net loss                         -              -                -                 (2,800)          (2,800)

Balance at              -----------     ------------    --------------   ----------------------  ----------
 Dec. 31, 2003           5,000,000             500           8,150                 (8,650)               0

Contributed capital              -              -            1,000                       -           1,000

Net loss                         -              -                -                 (1,000)         (1,000)

Balance at              ------------    -------------   --------------   -----------------------  ----------
 Dec. 31, 2004           5,000,000       $     500       $   9,150         $       (9,650)         $     0
                        ===========      ==========      ============      =====================  ==========




                The accompanying notes are an integral part of these financial statements







                              NORTON INDUSTRIES CORPORATION
                              (A Development Stage Company)

                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                           For the Years Ended
                                                               December 31
                                                          -------------------------
                                                             2004           2003
                                                         ------------ -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss.....................................            $   (1,000)  $   (2,800)
Adjustment to reconcile net loss to
  net cash provided by operational activities
   Net cash used in operating activities......                      0            0
                                                          ------------  -----------
    Net cash used by operating activities.....                (1,000)      (2,800)


CASH FLOWS FROM INVESTING ACTIVITIES..........                      0            0
                                                          ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital...........................                  1,000        2,800
                                                           -----------  ----------
   Net cash provided by financing activities..                  1,000        2,800
                                                           -----------  ----------

NET INCREASE (DECREASE).......................                      0            0

Cash, Beginning of period.....................             $        0    $       0
                                                           ===========  ===========
Cash, End of period...........................             $        0    $       0
                                                           ===========  ===========







        The accompanying notes are an integral part of these financial statements





                              NORTON INDUSTRIES CORP.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                              December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

Organization

Norton Industries Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2004, the Company has no agreement to enter into a business combination with any specific business or company.

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

Income taxes

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2003, the Company did not have any significant net operating loss carry forwards. At December 31, 2004, the Company did not have any significant deferred tax liabilities or deferred tax assets.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2004 there were no dilutive convertible shares, stock options or warrants.

2. SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding. As of December 31, 2004, all expenses incurred or paid by the controlling shareholders on behalf of the Company are recorded as contributed capital.

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

4.   SUBSEQUENT EVENTS

On January 30, 2005, the Company's shareholders, who collectively owned 100% of capital stock of the Company, entered into a Share Exchange Agreement with Bauer Invest Inc., a British Virgin Islands corporation ("Bauer"), pursuant to which the selling stockholders sold all outstanding capital shares, or 5,000,000 shares of common stock of the Company, to Bauer in exchange for $100,000 in cash and five percent (5%) of the capital shares issued and outstanding after the acquisition. This transaction was accounted for as a recapitalization.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DAHUA, INC.

Date: August 9, 2005

/s/ Yonglin Du
-----------------
Yonglin Du
Chief Executive Officer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: August 9, 2005        /s/ Yonglin Du
                            -----------------------------------------------
                            Yonglin Du, Chief Executive Officer and Director



Date: August 9, 2005        /s/ Hua Meng
                            -----------------------------------------------
                            Hua Meng, Chief Financial Officer



Date: August 9, 2005        /s/ Wulong Wang
                            ------------------------------------------------
                             Wulong Wang, Director