Form 10QSB
period 2005-03-31
DAHUA INC
filed 2005-08-10
CIK 1169354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ______________ to __________________

           Commission file number:       000-49852
                                   _____________________________________

                               DAHUA INC.
------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

        Delaware                                 04-3616479
------------------------------------------------------------------------
State or other jurisdiction          I.R.S. Employer Identification No.)
   of incorporation or organization)

         Level 19, Building C, Tianchuangshiyuan, Huizhongbeili,
               Chaoyang District, Beijing, China, 100012
------------------------------------------------------------------------
              (Address of principal executive offices)

                             86-10-6480-1527
-------------------------------------------------------------------------
                        (Issuer's telephone number)

                          NORTON INDUSTRIES CORP.
-------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock, par value $.0001, as of August 8, 2005.

Transitional Small Business Disclosure Format (check one):
Yes  [ ] No [X]




                                DAHUA INC.

                            Table of Contents


Part I. Financial Information


Item1.  Financial Statements

  Consolidated Balance Sheet as of March 31, 2005 (unaudited)........     3

  Consolidated Statements of Operations (unaudited) for the
     Three Months Ended March 31, 2005 and 2004......................     5

 Consolidated Statements of Cash Flows (unaudited) for the
     Three Months Ended March 31, 2005 and 2004......................     6

 Notes to Consolidated Financial Statements..........................     7

Item 2. Management's Discussion and Analysis or Plan of Operation....    11

Item 3. Controls and Procedures......................................    14


Part II.   Other Information

Item 1.  Legal Information...........................................    15
Item 2.  Changes in Securities.......................................    15
Item 3.  Defaults Upon Senior Securities.............................    15
Item 4.  Submission of Matters to a Vote of Security Holders.........    15
Item 5.  Other Information...........................................    15
Item 6.  Exhibits and Reports on Form 8-K............................    15

Signatures






                       PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements



                                  DAHUA INC.
                      Consolidated Balance Sheet (Unaudited)
                             As of March 31, 2005


                                    ASSETS

Current Assets:
Cash and cash equivalents.................................   $       780,482
Inventory.................................................         8,898,682
Prepaid construction costs................................         2,131,126
Due from related parties..................................            50,039
Loans receivable..........................................           172,480
                                                             ---------------
   Total Current Assets...................................        12,032,809

Property, Plant, & Equipment:
Computer equipment........................................             3,450
Office equipment..........................................            43,464
Telephones................................................             1,026
Vehicles..................................................            11,498
                                                             ---------------
   Total Property, Plant, & Equipment.....................            59,438
    Less: Accumulated depreciation........................          (21,536)
                                                             ---------------
    Net Fixed Assets......................................            37,902

Total Assets..............................................   $    12,070,711
                                                             ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable..........................................   $        25,393
Customer deposits.........................................         6,243,349
Short-term loans - related parties........................         5,240,162
Accrued interest - short-term loans, related parties......           343,435
Other accruals............................................            33,872
                                                             ---------------
   Total Current Liabilities..............................        11,886,211

Minority interest.........................................            36,900

Stockholders' Equity:

Preferred stock: par value $.0001, 20,000,000 shares authorized;
  none issued and outstanding.............................                 -
Common stock: par value $.0001; 80,000,000 shares authorized;
  20,000,000 share issued and outstanding.................             2,000
Additional paid-in capital................................           965,352
Accumulated deficit.......................................         (819,752)
                                                             ---------------
   Total stockholders' equity.............................           147,600

Total Liabilities and Stockholders' Equity................   $    12,070,711
                                                             ===============





     See accompanying notes to unaudited consolidated financial statements





                                  DAHUA, INC.
                 Consolidated Statements of Operations (Unaudited)



                                                Three Months Ended March 31,
                                               -----------------------------
                                                     2005           2004
                                               --------------  -------------


Revenue.................................       $            -   $          -
Cost of goods sold......................                    -              -
                                               ---------------  ------------
Gross Profit............................                    -              -

Expenses
 Advertising............................               14,902         30,633
 Depreciation...........................                1,708          2,287
 Payroll expense........................               37,554         32,656
 Other general and administrative.......               87,340         70,273
                                               ---------------  ------------
    Total expenses......................              141,504        135,849

Net loss from operations................            (141,504)      (135,849)
                                               ---------------  ------------
Other Income
 Interest income........................                  962            579
                                               ---------------  ------------
    Total other income..................                  962            579

Net loss before taxes and minority interest         (140,542)      (135,270)

Provision for income taxes..............                    -              -

Net loss before minority interest.......           (140,542)       (135,270)

Minority interest in subsidiary loss....              28,108          27,054

Net loss................................       $   (112,434)   $   (108,216)
                                               =============   =============

Basic and diluted loss per share........       $      (0.01)    $     (0.01)
                                               =============   =============

Weighted average common shares outstanding        20,000,000      20,000,000
                                               =============   =============





       See accompanying notes to unaudited consolidated financial statements







                                 DAHUA, INC.
                 Consolidated Statements of Cash Flows (Unaudited)





                                                         Three Months Ended March 31,
                                                    ----------------------------------
                                                          2005               2004
                                                    ---------------- -----------------


Cash Flows from Operating Activities:
Net loss..........................................   $     (112,434)  $      (108,216)
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
 Depreciation.....................................             1,708             2,287
 Provision for allowance on accounts receivable...                 -            14,236
 Minority interest................................          (28,108)          (27,054)
Changes in operating assets and liabilities:
 Inventory........................................         (448,633)         (905,336)
 Prepaid construction costs.......................         (295,729)         (412,849)
 Loan receivable..................................         (172,480)             5,712
 Accounts payable.................................                 -          (45,828)
 Customer deposits................................         1,264,692         1,228,340
 Accrued interest.................................            84,036                 -
 Other accruals...................................             1,763             5,715
                                                     ---------------    --------------
   Cash provided by (used in) operating activities           294,815         (242,993)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.........                -             (546)
                                                     ---------------    --------------
   Cash used in investing activities...............                -             (546)

Cash Flows from Financing Activities:
 Net payment on loans payable......................                -           (8,533)
 Net proceeds from loans payable, related party....           10,883           357,104
                                                     ---------------    --------------
    Cash provided by financing activities..........           10,883           348,571

Increase in cash and cash equivalents..............          305,698           105,032
                                                     ---------------    --------------

Cash and cash equivalents, beginning of period.....          474,784           104,699
                                                     ----------------   --------------
Cash and cash equivalents, end of period...........  $       780,482    $      209,731
                                                     ================   ==============


Supplemental disclosure of cash flow information:
 Interest paid in cash.............................  $             -    $            -
                                                     ================  ================
 Income taxes paid in cash.........................  $             -    $            -
                                                     ================   ===============




          See accompanying notes to unaudited consolidated financial statements








                               DAHUA, INC.
           Notes to Unaudited Consolidated Financial Statements
                         March 31, 2005 and 2004



The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

1.   Nature of operations

Dahua, Inc. (Dahua) was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre acquisition owners and control persons of Bauer.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (BVI). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (Subsidiary) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China (PRC). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as "the Company".

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable during the periods presented.

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

   Computer equipment        3 years
   Office equipment          7 years
   Vehicles                  7 years

Depreciation expense for the three month periods ended March 31, 2005 and 2004 was $1,708 and $2,287, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $14,902, and $30,633 for the three month periods ended March 31, 2005 and 2004.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rate for RMB to US dollars has varied by only 100ths during 2005 and 2004. Thus, the consistent exchange rate used has been 8.27 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

4. Inventory

Inventory costs consist of the following at March 31, 2005 and December 31, 2004:


                                                            March 31, 2005   Dec. 31,2004
                                                            --------------  ------------

Compulsory land acquisition and removal compensation         $  3,470,992    $  2,619,667
Construction and installation project cost                      1,705,077       1,474,022
Prophase engineering cost                                         705,244         687,000
Infrastructure cost                                             1,355,418       1,239,927
Auxiliary public establishment                                    277,414         264,475
Indirect development cost, including capitalized interest       1,384,537       1,313,633
                                                            -------------   -------------
                                                             $  8,898,682    $  8,450,049

5.  Short-term loans

Short-term loans due to related parties had balances of $5,583,597 and $5,488,678 (including accrued interest) at March 31, 2005 and December 31, 2004, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $84,036 and $161,238 for the three months ended March 31, 2005 and the year ended December 31, 2004, which remained accrued at March 31, 2005. The entire interest amounts were capitalized as costs of construction.

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for our houses. Upon closing, when title passes to the buyer, the Company will recognize the down payments as revenue. Total customer deposits at March 31, 2005 and December 31, 2004 was $6,243,349 and $4,978,657, respectively.

7.  Prepaid construction cost

Prepaid construction cost consists of payments to our subcontractors before they provide us services. Prepaid construction cost will be converted into inventory when the subcontractors finish their work. Prepaid construction cost at March 31, 2005 and December 31, 2004 was $2,131,126 and $1,835,397,
respectively.



Item 2.   Management's Discussion and Analysis or Plan of Operation


The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.


Company Background
------------------

Dahua Inc. (the "Company") was originally incorporated on March 8, 2002 in the State of Delaware under the name of Norton Industries Corp. ("Norton") as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. From March 8, 2002 to January 30, 2005, Norton had conducted virtually no business other than organizational matters and the filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended.

The Company changed its name to Dahua Inc. on February 7, 2005, following a reverse merger, in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer") on January 30, 2005. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in the People's Republic of China ("Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary, and the shareholders of Bauer became the Company's controlling shareholders. This transaction was accounted for as a reverse acquisition.

Bauer was incorporated on December 10, 2003 in the British Virgin Islands. On May 25, 2004, Bauer acquired of 80% of capital stock of Dahua Real Estate. Prior to the acquisition, because Bauer has no operations, the assets and liabilities reflected on the balance sheet of Bauer are essentially those of Dahua Real Estate, and the statement of operations reflects the operations of Dahua Real Estate.

Dahua Real Estate was incorporated on September 24, 2001 to engage in the development, construction, and sale of residential housing units. Norton and Bauer were non-operating shell companies and incurred minimal costs to acquire Bauer or Dahua Real Estate, and therefore there was no need for adjustments for any costs incurred by Norton or Bauer to be "pushed down" in the accounts of Norton, Bauer or Dahua Real Estate. Dahua Real Estate did not incur any other costs which were required to be "pushed down" for the completion of the transactions.

The merger transaction between Norton and Bauer was accounted for as a reverse acquisition, whereby, under accounting principles generally accepted in the United States of America, after completion of the merger, the Company files prior historical financial information of Bauer and its subsidiary, on a stand-alone basis, for the year prior to the acquisition. The continuing operations of the Company will reflect the consolidated operations of Bauer and its subsidiary. The acquisition of Dahua Real Estate by Bauer was treated as a recapitalization, rather than a business combination.


Business Overview
------------------

The Company is engaged in the business of development, construction and sale of residential luxurious single-family homes in Beijing, China. The Company has been given permission by the local business authority to provide certain services for housing, information consulting, and sales of building, electrical, and decorating materials. Since inception the Company has not, and will not provide such services in the future.

The Company conducts its business through its operating subsidiary Beijing Dahua Real Estate Development Ltd. In July 2003, the Company started to develop its first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 76 residential luxurious units, all of which are single family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2004. By the end of March 2005, the Company has sold 24 units of its 76 luxurious single-family houses. However, the sales revenue has not been recognized at that time.

The Company is in the process of applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start the Second Phase of Dahua Garden, which will include 250 units of luxurious single-family houses located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. As of the date of this report, the Company has obtained the following licenses, permits or approvals:

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

  (iii) Upon receipt of the proposal, the Development and Reconstruction Commission of Beijing sent a letter to the Urban Planning Commission of Beijing for its opinion, which it is reviewing; and

   (iii) The Company is currently applying with the National Land Resource Bureau and Housing Administration Bureau of Beijing Municipality for the initial development rights and land use rights of the second phase development.


Results of Operations
---------------------


Three Months Ended March 31, 2005 and 2004
-------------------------------------------

Revenue.   The Company started its first construction project on development of real estate residential single-family homes in July 2003. The project was not completed until end of December 2004. Because there were no revenues from sales of the Company's housing units that have been recognized, accordingly, for the three months ended March 31, 2005 and 2004, the Company did not generate any sales revenues.

Operating Expenses.   For the three months ended March 31, 2005, the Company's
operating expenses increased $5,655, or 4.2%, to $141,504 from $135,849 for the same period of the previous year. The increase was largely due to increase in payroll expenses and other general and administrative expenses, offset by a decrease in advertising expenses.

Net Loss

For the three months ended March 31, 2005, the Company reported a net loss of $112,434, as compared to a net loss of $108,216 for the same period of the previous year. This resulted in basic and diluted net loss per share of $0.01 on weighted average common shares outstanding of 20,000,000 in both report periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since its inception, the Company's operating funds have been primarily provided by equity capital, unsecured short-term loans from Dahua Group, our affiliate, and customer deposits that the Company received from its pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, the Company, as developer, is permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit is required to be made to the developer, which the Company uses to construct its residential units. As of March 31, 2005, the Company received $6.24 million of customer deposits on the First Phase of Dahua Garden.

The Company started its First Phase of Dahua Garden in July 2003. As of March 31, 2005, the unsecured short-term loans (a line of credit) provided by Dahua Group was $5.24 million, which bears interest at an annual rate of 6%, for a period of three years.

For the three months ended March 31, 2005, the Company's operating activities provided us $294,815 of net cash, largely from customer deposits of $1,264,692, offset by increase in inventory of $448,633, increase in prepaid construction costs of $295,729, and increase in loans receivable of $172,480.

For the three months ended March 31, 2005, the Company had no investing activities. For the same period, the financing activities of the Company provided $10,883 of net cash, which was borrowed from a related party of the Company.

As of March 31, 2005, the First Phase of Dahua Garden has been completed. The Company is currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden, which will include 250 luxurious single-family houses located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. As of the date of this report, the Company is in the process of applying for necessary licenses, permits or approvals. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. The Company has made no material commitments for capital expenditures.

While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from the sale of our First Phase of Dahua Garden housing units, purchaser deposits from pre-sale contracts, and the line of credit provided by our affiliate, Dahua Group, will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. In that case, we may seek financing from institutional investors or banks to identify additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.


Off-balance sheet arrangements
------------------------------

The Company has entered into an agreement with a bank that extended mortgage loans to buyers of our residential units, whereby the Company agrees to provide certain limited guarantee, which cover the risk before the conveyance of title upon closing. The Company is required to deposit certain amount of funds into a special account with the bank.


Item 3.   CONTROLS AND PROCEDURES


The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                        PART II.  OTHER INFORMATION



Item 1.     Legal Information:   None.


Item 2.     Changes in Securities:  None.


Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders: None.


Item 5.     Other Information:  None.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.            Description
----------  -----------------------------------------------
   31.1        Section 302 Certification of CEO
   31.2        Section 302 Certification of CFO
   32.1        Section 906 Certification of CEO
   32.2        Section 906 Certification of CFO

(b)  Reports on Form 8-K:

On February 1, 2005, the Company filed a Form 8-K under Items 2.01, 3.02, 4.01, 5.01, 5.02, 8.01 and 9.01 to report a change in control of the registrant.





                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DAHUA, INC.


By: /s/ Yonglin Du
------------------------------------
Younglin Du
Chief Executive Officer and President



Date: August 9, 2005