Form 10QSB
period 2005-06-30
DAHUA INC
filed 2005-09-22
CIK 1169354

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ____________________

      Commission file number:                     000-49852
                              _______________________________________________

                                   DAHUA INC.
-----------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

              Delaware                                  04-3616479
------------------------------------------------------------------------------
 State or other jurisdiction              (I.R.S. Employer Identification No.)
        of incorporation or organization)

                Level 19, Building C, Tianchuangshiyuan, Huizhongbeili,
                       Chaoyang District, Beijing, China, 100012
------------------------------------------------------------------------------
                     (Address of principal executive offices)

                                  86-10-6480-1527
-------------------------------------------------------------------------------
                            (Issuer's telephone number)

                                     N/A
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares of common stock, par value $.0001, as of September 21, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No  [X]





                                        DAHUA INC.

                                    Table of Contents


Part I. Financial Information

Item1.  Financial Statements

 Consolidated Balance Sheet as of June 30, 2005 (unaudited)......              3

 Consolidated Statements of Operations (unaudited) for the
   Three and Six Months Ended June 30, 2005 and 2004.............              5

 Consolidated Statements of Cash Flows (unaudited) for the
   Six Months Ended June 30, 2005 and 2004.......................              6

 Notes to Consolidated Financial Statements......................              7

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 3. Controls and Procedures..................................             15

Part II.   Other Information

Item 1.  Legal Information.......................................             17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17
Item 3.  Defaults Upon Senior Securities.........................             17
Item 4.  Submission of Matters to a Vote of Security Holders.....             17
Item 5.  Other Information.......................................             17
Item 6.  Exhibits and Reports on Form 8-K........................             17

Signatures






                       PART I.   FINANCIAL INFORMATION




ITEM 1.  Financial Statements




                                      DAHUA INC.
                        Consolidated Balance Sheet (Unaudited)
                                 As of June 30, 2005




                          ASSETS

Current Assets:
Cash and cash equivalents...................................    $       300,778
Inventory (note 4) .........................................          9,319,356
Prepaid construction costs (note 7).........................          4,791,514
Due from related parties....................................             50,039
Loans receivable............................................            112,021
                                                                 --------------
    Total Current Assets....................................         14,573,708

Property, Plant, & Equipment:
Computer equipment..........................................              3,450
Office equipment............................................             43,464
Telephones..................................................              1,026
Vehicles....................................................             11,498
                                                                 --------------
    Total Property, Plant, & Equipment......................             59,438
      Accumulated depreciation..............................           (23,244)
                                                                 --------------
    Net property, plant and equipment.......................             36,194
                                                                 --------------

Total Assets................................................     $   14,609,902
                                                                 ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable............................................     $            -
Customer deposits (note 6)..................................          6,483,977
Short-term loans - related parties (note 5).................          7,105,399
Accrued interest - short-term loans, related parties........            352,037
Other accruals..............................................             34,796
                                                                 --------------
   Total Current Liabilities................................         13,976,209

Minority interest in subsidiary.............................            581,394

Stockholders' Equity:

Preferred stock: par value $.0001, 20,000,000 shares
  authorized; none issued and outstanding...................                  -
Common stock: par value $.0001; 80,000,000 shares authorized;
  20,000,000 share issued and outstanding...................              2,000
Additional paid-in capital..................................            965,352
Accumulated deficit.........................................          (915,053)
                                                                 --------------
   Total stockholders' equity...............................             52,299
                                                                 --------------

Total Liabilities and Stockholders' Equity..................     $    14,609,902
                                                                 ===============





         See accompanying notes to unaudited consolidated financial statements








                                 DAHUA, INC.
                Consolidated Statements of Operations (Unaudited)



                                                        Three months ended         Six months ended
                                                              June 30                    June 30
                                                     --------------------------  -------------------------
                                                         2005            2004        2005          2004
                                                     -------------- -----------  -----------   -----------

Revenue........................................      $           -  $        -    $        -   $         -
Cost of goods sold.............................                  -           -             -             -
                                                     -------------- -----------  -----------   -----------
Gross Profit...................................                  -           -             -             -

Expenses
 Advertising...................................             46,042      30,634        60,944        61,267
 Depreciation..................................              1,708       2,287         3,416         4,574
 Payroll expense...............................            (6,447)      32,655        31,107        65,311
 Other general and administrative..............             78,445      70,274       165,785       140,547
                                                     -------------- -----------   -----------    ----------
   Total expenses..............................            119,748     135,850       261,252       271,699
                                                     -------------- -----------   -----------    ----------

Net loss from operations.......................          (119,748)   (135,850)     (261,252)     (271,699)

Other Income
 Interest income...............................               621         579          1,583         1,158
                                                     ------------- -----------   -----------    -----------
   Total other income..........................               621         579          1,583         1,158
                                                     ------------- -----------   ------------   -----------

Net loss before taxes and minority interest....          (119,127)   (135,271)     (259,669)      (270,541)

Provision for income taxes.....................                 -           -             -              -
                                                     ------------- -----------  ------------   ------------

Net loss before minority interest..............         (119,127)   (135,271)      (259,669)     (270,541)

Minority interest in subsidiary loss...........            23,826      27,054         51,934        54,108
                                                     ------------- -----------   ------------  ------------


Net loss.......................................      $   (95,301)  $ (108,217)   $  (207,735)  $  (216,433)
                                                     ============= ===========   ============  ============

Basic and diluted loss per share...............      $     (0.00)  $    (0.01)    $    (0.01)  $     (0.01)
                                                     ============= ===========   ============  ============

Weighted average common shares outstanding.....        20,000,000   20,000,000     20,000,000    20,000,000
                                                     ============= ============  =============  ===========




See accompanying notes to unaudited consolidated financial statements





                                   DAHUA, INC.
                   Consolidated Statements of Cash Flows (Unaudited)


                                                         Six months ended June 30,
                                                   -----------------------------------
                                                         2005                2004
                                                   -------------------  --------------
Cash Flows from Operating Activities:
Net loss........................................   $         (207,735)  $     (216,433)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation..................................                3,416             4,574
  Minority interest.............................             (51,934)          (58,674)
Changes in operating assets and liabilities:
  Inventory.....................................            (869,307)       (1,810,672)
  Prepaid construction costs....................          (2,956,117)         (825,699)
  Loan receivable...............................            (112,021)            79,791
  Due from related parties......................                    -          (25,020)
  Accounts payable..............................             (25,393)          (91,657)
  Customer deposits.............................            1,505,320         2,456,681
  Accrued interest..............................               92,638            80,619
  Other accruals................................                2,687            11,431
                                                    -----------------  ----------------
   Net cash used in operating activities........          (2,618,446)         (395,059)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment......                    -           (1,093)
                                                    -----------------  ----------------
   Net cash used in investing activities........                    -           (1,093)

Cash Flows from Financing Activities:
 Net payment on loans payable...................                    -          (34,134)
 Net proceeds from loans payable, related party.            1,876,120           615,328
 Investment in subsidiary by minority owner.....              568,320                 -
                                                     ----------------- ----------------
    Net cash provided by financing activities...            2,444,440           581,194
                                                     ----------------- ----------------
Increase (decrease) in cash and cash equivalents            (174,006)           185,042


Cash and cash equivalents, beginning of period..              474,784           104,699
                                                     ----------------  ----------------
Cash and cash equivalents, end of period........      $       300,778  $        289,741
                                                     ================  ================


Supplemental disclosure of cash flow information:

  Interest paid in cash.........................      $             -  $              -
                                                     ================  ================
  Income taxes paid in cash.....................      $             -  $              -
                                                     ================  ================


See accompanying notes to unaudited consolidated financial statements





                                  DAHUA, INC.

            Notes to Unaudited Consolidated Financial Statements
                              June 30, 2005 and 2004

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

          Computer equipment           3 years
          Office equipment             7 years
          Vehicles                     7 years

Depreciation expense for the six-month periods ended June 30, 2005 and 2004 was $3,416 and $4,574, respectively.

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

Revenue Recognition

Revenues for the sale of each house are recognized when legal title to the house passes to the buyer, as evidenced by a real estate closing document.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $60,944 and $61,267 for the six-month periods ended June 30, 2005 and 2004.

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

4.  Inventory

Inventory costs consist of the following at June 30, 2005 and December 31, 2004:


                                                           June 30, 2005     Dec. 31, 2004
                                                          ---------------   -----------------

Compulsory land acquisition and removal compensation      $    3,470,992    $     3,470,992
Construction and installation project cost                     1,833,246          1,474,022
Prophase engineering cost                                        734,312            687,000
Infrastructure cost                                            1,430,476          1,239,927
Auxiliary public establishment                                   350,878            264,475
Indirect development cost, including capitalized interest      1,499,452          1,313,633
                                                          --------------     --------------
                                                          $    9,319,356     $    8,450,049

5.  Short-term loans

Short-term loans due to related parties had balances of $7,457,436 and $5,488,678 (including accrued interest) at June 30, 2005 and December 31, 2004, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $92,638 and $80,619 for the six months ended June 30, 2005 and 2004. The entire interest amounts were capitalized as costs of construction.

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for our houses. Upon closing, when title passes to the buyer, the Company will recognize the down payments as revenue. Total customer deposits at June 30, 2005 and December 31, 2004 was $6,483,977 and $4,978,657, respectively.

7.  Prepaid construction cost

Prepaid construction cost consists of payments to our subcontractors before they provide us services. Prepaid construction cost will be converted into inventory when the subcontractors finish their work. Prepaid construction cost at June 30, 2005 and December 31, 2004 was $4,791,514 and $1,835,197, respectively.

8.  Additional investment in subsidiary

The subsidiary increased its registered capital on May 12, 2005 and acquired the license on May 19, 2005. In this capital increase, Dahua increased its investment in the subsidiary by $2,273,277 and the minority shareholder increased its investment by $568,320. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment, which amount is included in short-term loans - related parties. After the capital increase, the subsidiary's registered capital is $4,050,785, of which Dahua holds 80% of the shares.



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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was substantially completed in December 2004. We are currently finishing up plumbing, electric wiring, water supply, and landscaping, which is expected to be completed by the end of October 2005.

We have pre-sold 25 units by the end of June 2005. However, no sales revenues have been recognized because deeds of the houses have not been legally delivered to home buyers.

We are in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Chanping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for RMB 4.5 to 6 million, or approximately $ 550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon our successful completion of the First Phase. As of the date of this Report, the status of the Company's applications for permits, licenses and approvals is set forth below:

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of 2005. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in early 2008.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

Revenue

We began our first construction project on development of real estate residential single-family homes in July 2003. The project was not completed until the end of December 2004. Because the homes have not been legally delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and transfer of legal title. Accordingly, no revenue that has been recognized for the three months ended June 30, 2005 and 2004.

Operating Expenses

For the three months ended June 30, 2005, our operating expenses were $119,748, as compared to $135,850 for the same period of the previous year. The decrease was largely due to the decrease in payroll expenses and offset by increase in advertising and other general and administrative expenses.

Net Loss

For the three months ended June 30, 2005, we recorded a net loss of $95,301, as compared to a net loss of $108,217 for the same period of the previous year. This resulted in basic and diluted net loss per share of $0.01 on weighted average common shares outstanding of 20,000,000 in both report periods.


Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

Revenue

We began our first construction project on development of real estate residential single-family homes in July 2003. The project was not completed until the end of December 2004. Because the homes have not been legally delivered to the home buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and transfer of legal title. Accordingly, no revenue has been recognized for the six months ended June 30, 2005 and 2004.

Operating Expenses

For the three months ended June 30, 2005, our operating expenses were $261,252, as compared to $271,699 for the same period of the previous year. The decrease was largely due to a decrease ($34,204) in payroll expenses and offset by an increase ($25,238) in other general and administrative expenses.

Net Loss

For the six months ended June 30, 2005, we recorded a net loss of $207,735, as compared to a net loss of $216,433 for the same period of the previous year. This resulted in basic and diluted net loss per share of $0.01 on weighted average common shares outstanding of 20,000,000 in both report periods.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit is required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2005, we received $6.48 million of customer deposits on the First Phase of Dahua Garden.

We began our First Phase of Dahua Garden in July 2003. As of June 30, 2005, the unsecured short-term loans provided by Dahua Group were $7.11 million, which bears interest at an annual rate of 6%, for a period of three years.

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our subsidiary, increased its registered capital to RMB 33.5 million, approximately US$4.05 million, from RMB10 million, approximately US$1.21 million. In this capital increase, Dahua increased its investment in the subsidiary by $2,273,277 and the minority shareholder increased its investment by $568,320. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment, which amount is included in short-term loans - related parties. After the increase in registered capital, Dahua Group still holds 80% of the shares.

For the six months ended June 30, 2005, our operating activities used $2.62 million of net cash, largely used to prepay construction costs of $2.96 million. For the six months ended June 30, 2005, we had no investing activities. For the same period, the financing activities provided us with $2.44 million of net cash, which includes borrowings from our related party and investment by our subsidiary's minority shareholder.

As of June 30, 2005, the First Phase of Dahua Garden has been completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

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

Off-balance sheet arrangements

We have entered into an agreement with a bank that extended mortgage loans to buyers of our residential units, whereby we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing.
We are required to deposit a certain amount of funds into a special account with the bank. At June 30, 2005, the balance of this special account was $295,042.


ITEM 3.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Yonglin Du ("CEO") and Meng Hua, our Chief Financial Officer ("CFO").

Based upon the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.



                        PART II.  OTHER INFORMATION


ITEM 1.   Legal Information:  None.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds:  None.

ITEM 3.   Defaults Upon Senior Securities:  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders:  None.

ITEM 5.   Other Information:  None.

ITEM 6.   Exhibits and Reports on Form 8-K



(a)  Exhibits


Exhibit No.                         Description
----------  -------------------------------------------
   31.1        Section 302 Certification of CEO
   31.2        Section 302 Certification of CFO
   32.1        Section 906 Certification of CEO
   32.2        Section 906 Certification of CFO


(b)  Reports on Form 8-K:   None.





                                        SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DAHUA, INC.


By: /s/ Yonglin Du
-------------------------------------------------
Younglin Du, Chief Executive Officer and President


Date: September 21, 2005