Form 10QSB
period 2005-09-30
DAHUA INC
filed 2005-11-21
CIK 1169354

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                         FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________

        Commission file number:                      000-49852
                                 _____________________________________________

                                     DAHUA INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                          04-3616479
-------------------------------------    -------------------------------------
    State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

           Level 19, Building C, Tianchuangshiyuan, Huizhongbeili,
                  Chaoyang District, Beijing, China, 100012
-----------------------------------------------------------------------------
                (Address of principal executive offices)

                           86-10-6480-1527
-----------------------------------------------------------------------------
                     (Issuer's telephone number)

                        NORTON INDUSTRIES CORP.
-----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes [ ]   No [X]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of November 17, 2005.


Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No [X]








                                     DAHUA INC.

                                 Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of September 30, 2005 (unaudited)......       3

  Consolidated Statements of Operations (unaudited) for the Three and
   Nine Months Ended September 30, 2005 and 2004.......................       5

  Consolidated Statements of Cash Flows (unaudited) for the Nine
   Months Ended September 30,2005 and 2004.............................       6

  Notes to Consolicated Financial Statement............................       7

Item 2. Management's Discussion and Analysis or Plan of Operation......      11

Item 3. Controls and Procedures........................................      15


Part II.   Other Information

Item 1.  Legal Information.............................................      16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...      16
Item 3.  Defaults Upon Senior Securities...............................      16
Item 4.  Submission of Matters to a Vote of Security Holders...........      16
Item 5.  Other Information.............................................      16
Item 6.  Exhibits and Reports on Form 8k...............................      17

Signatures.............................................................      17






                          PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements





                                        DAHUA INC.
                       Consolidated Balance Sheet (Unaudited)
                               As of September 30, 2005

                                   ASSETS
Current Assets:
  Cash and cash equivalents...............................     $       282,323
  Inventory (note 4) .....................................           9,918,610
  Prepaid construction costs (note 7).....................           4,807,795
  Due from related parties................................              51,140
  Loans receivable........................................             114,485
                                                                --------------
Total current assets......................................          15,174,353

Property, Plant, & Equipment:
  Computer equipment......................................               3,526
  Office equipment........................................              44,420
  Telephones..............................................               1,048
  Vehicles................................................              11,751
                                                                --------------
Total Property, Plant, & Equipment........................              60,745
    Accumulated depreciation..............................            (24,978)
                                                                --------------
  Net property, plant and equipment.......................              35,767
                                                                --------------

Total Assets..............................................     $    15,210,120
                                                              ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable........................................     $             -
  Customer deposits (note 6)..............................           6,862,592
  Short-term loans - related parties (note 5) ............           5,038,430
  Accrued interest - short-term loans, related parties....             359,781
  Other accruals..........................................              36,943
                                                               ---------------
Total Current Liabilities.................................          12,297,746

Minority interest in subsidiary...........................             582,475

Stockholders' Equity:

  Preferred stock: par value $.0001, 20,000,000 shares
    authorized;none issued and outstanding................                   -
  Common stock: par value $.0001; 80,000,000 shares
    authorized;25,000,000 shares issued an outstanding....               2,500
  Additional paid-in capital (note 8).....................           3,230,452
  Accumulated deficit.....................................           (962,552)
  Accumulated other comprehensive income..................              59,499
                                                              ----------------
Total stockholders' equity................................           2,329,899
                                                              ----------------

Total Liabilities and Stockholders' Equity................    $     15,210,120
                                                              ================




     See accompanying notes to unaudited consolidated financial statements





                                        DAHUA, INC.

    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

                                        Nine months ended               Three months ended
                                          September 30                     September 30
                                    --------------------------       -----------------------
                                       2005           2004              2005         2004
                                    -----------   ------------       ----------   ----------
Revenues
  Sales revenues.................   $         -   $          -       $        -   $        -
  Cost of goods sold.............             -              -                -            -
                                    -----------   ------------       ----------   ----------
    Gross Profit.................             -              -                -            -

Expenses

  Advertising....................        66,176         91,901            5,232       30,634
  Depreciation...................         5,150          6,861            1,734        2,287
  Payroll expense................        47,838         97,967           16,731       32,656
  Other general and administrative      202,018        210,832           36,233       70,274
                                    -----------   ------------       ----------   ----------
Total expenses...................       321,182        407,550           59,930      135,851
                                    -----------   ------------       ----------   ----------

Net loss from operations.........     (321,182)      (407,550)         (59,930)    (135,851)

Other Income
Interest income..................         2,139          1,736              556          578
                                    -----------   ------------       ----------   ----------
    Total other income...........         2,139          1,736              556          578
                                    -----------   ------------       ----------   ----------
Net loss before taxes
 and minority interest...........     (319,043)      (405,814)         (59,374)    (135,273)

Provision for income taxes.......             -              -                -            -
                                    -----------   ------------       ----------   ----------

Net loss before minority interest     (319,043)      (405,814)         (59,374)    (135,273)

Minority interest in subsidiary
 gain (loss).....................        63,809         81,163           11,875       27,055
                                    -----------  --------------      ------------ -----------

Net loss.........................  $  (255,234)  $   (324,651)      $   (47,499)  $ (108,218)
                                    ============  =============      ===========  ===========
Foreign currency translation
 adjustment......................        57,500              -                -            -
                                    -----------   ------------       ----------   -----------

Comprehensive loss...............   $  (197,734)  $   (324,651)      $  (47,499)  $ (108,218)
                                    ============  =============      ===========  ===========

Basic and diluted loss per share.   $     (0.01)  $      (0.01)      $    (0.01)  $    (0.01)
                                    ============  =============      ===========  ===========

Weighted average common shares
 outstanding.....................    20,164,835     20,000,000       20,489,130   20,000,000
                                   ============  =============      ===========  ===========



                See accompanying notes to unaudited consolidated financial statements







                                        DAHUA, INC.

                     Consolidated Statements of Cash Flows (Unaudited)


                                                             Nine months ended September 30,
                                                         ------------------------------------
                                                               2005               2004
                                                         ----------------    ----------------
Cash Flows from Operating Activities:
Net loss.........................................        $      (255,234)   $       (324,651)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
  Depreciation...................................                   5,150               6,861
  Provision for allowance on accounts receivable.                       -              32,795
  Minority interest..............................                (63,809)            (81,163)
Changes in operating assets and liabilities:
Inventory........................................             (1,468,561)         (2,750,896)
Prepaid construction costs.......................             (2,972,398)             184,000
  Loan receivable................................               (114,485)              22,848
  Due from related parties.......................                 (1,101)                   -
  Accounts payable...............................                (25,393)           (183,313)
  Customer deposits..............................               1,883,935           3,683,742
  Accrued interest...............................                 100,382                   -
  Other accruals.................................                   4,834             (5,032)
                                                          ---------------     ---------------
     Net cash provided by (used in) operating activities      (2,906,680)             585,191

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.......                 (1,307)             (2,185)
                                                          ----------------    ---------------
     Net cash used in investing activities.......                 (1,307)             (2,185)

Cash Flows from Financing Activities:
  Net proceeds from loans payable, related party.               2,074,251           (116,773)
  Investment in subsidiary by minority owner.....                 566,265                   -
                                                          ---------------    ----------------
    Net cash provided by (used in) financing activities         2,640,516           (116,773)
                                                          ---------------    ----------------
Effect of rate changes on cash...................                  75,010                   -
                                                          ---------------    ----------------

Increase (decrease) in cash and cash equivalents.               (192,461)             466,233

Cash and cash equivalents, beginning of period...                 474,784             104,699
                                                          ---------------    ----------------
Cash and cash equivalents, end of period.........         $       282,323     $       570,932
                                                          ===============    ================

Supplemental disclosure of cash flow information:
   Interest paid in cash.........................         $             -     $             -
                                                         ================    ================
   Income taxes paid in cash.....................         $             -     $             -
                                                         ================    ================



          See accompanying notes to unaudited consolidated financial statements







                                   DAHUA, INC.

               Notes to Unaudited Consolidated Financial Statements
                          September 30, 2005 and 2004

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (BVI). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (Subsidiary) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China (PRC). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as "the Company."

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

    Computer equipment         3 years
    Office equipment           7 years
    Vehicles                   7 years

Depreciation expense for the nine-month periods ended September 30, 2005 and 2004 was $5,150 and $6,861, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $66,176 and $91,901 for the nine-month periods ended September 30, 2005 and 2004.

Foreign Currencies

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

During July 2005, China changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of China's government. We used the Closing Rate Method in translation of the financial statement.

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

4. Inventory

Inventory costs consist of the following at September 30, 2005 and December 31, 2004:

                                              September 30, 2005      Dec. 31, 2004
                                              ------------------   ----------------
Compulsory land acquisition
and removal compensation                      $       3,548,036     $     3,470,992
Construction and installation project cost            2,077,233           1,474,022
Prophase engineering cost                               750,551             687,000
Infrastructure cost                                   1,581,564           1,239,927
Auxiliary public establishment                          373,386             264,475
Indirect development cost,
  including capitalized interest                      1,587,840           1,313,633
                                              -----------------    ----------------
                                               $      9,918,610     $     8,450,049

5.  Short-term loans

Short-term loans due to related parties had balances of $5,398,211 (including accrued interest) at September 30, 2005. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $100,382 for the nine months ended September 30, 2005, which remained accrued at September 30, 2005. The entire interest amounts were capitalized as costs of construction.

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for our houses. Upon closing, when title passes to the buyer, the Company will recognize the down payments as revenue. Total customer deposits at September 30, 2005 were $6,862,592.

7.  Prepaid construction costs

Prepaid construction costs consist of payments to our subcontractors before they provide us services. Prepaid construction costs will be converted into inventory when the subcontractors finish their work. Prepaid construction costs at September 30, 2005 were $4,807,795.

8.  Additional paid in capital

The subsidiary increased its registered capital on May 12, 2005 and acquired the license on May 19, 2005. In this capital increase, Dahua increased its investment in the subsidiary by $2,265,100 and the minority shareholder increased its investment by $566,265. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment. On September 21, 2005, the Board of Dahua Inc. issued 4,750,000 shares to Dahua Project Management Group at the price of US$0.477 per share in exchange for the short-term loans Dahua Group provided. According to the Shares Exchange Agreement signed on January 30, 2005, it is the Dahua Inc.'s responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp") and Waywood Investments Ltd. ("Waywood"). In this regard, Dahua Inc. issued
212,500 shares and 37,500 shares to Comp and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which Bauer holds 80% of the shares.



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

The construction began in July 2003 and was substantially completed in December 2004. We are finishing up plumbing, wiring and landscaping, which is expected to be completed by the end of December 2005.

To date we have pre-sold 28 of the 76 units of the First Phase, out of which 4 units have been paid in full, while the rest are still being paid off in installments. Because those pre-sold homes and their legal titles have not been physically delivered or transferred to home buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits, and no sales revenues have been recognized. As of September 30, 2005, we had received customer deposits totaling $6.86 million.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Chanping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for RMB 4.5 to 6 million, or approximately $ 550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon our successful completion of the First Phase. As of the date of this report, the status of our applications for permits, licenses and approvals is set forth below:

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

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of 2005. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the middle of 2008.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

We began our first construction project of the development of real estate residential single-family homes in July 2003. The project was not completed until the end of December 2004. Because the homes have not been legally delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and transfer of legal title. Accordingly, no revenue has been recognized for the three months ended September 30, 2005 and 2004.

Operating Expenses

For the three months ended September 30, 2005, our operating expenses decreased by 55.9% to $59,930 from $135,850 in the prior year, mainly due to the substantial completion of our first construction project. Many expense items, such as advertising and marketing, payroll and other general and administrative expenses were also substantially reduced.

Net Loss

For the three months ended September 30, 2005, we had net loss of $47,499, or $0.00 per share, compared with net loss of $108,218, or $0.01 per share, for the same period of the prior year.

Nine Months Ended September 30, 2005 and 2004

Revenues

We began our first construction project of the development of real estate residential single-family homes in July 2003. The project was not completed until the end of December 2004. Because the homes have not been legally delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and transfer of legal title. Accordingly, no revenue has been recognized for the nine months ended September 30, 2005 and 2004.

Operating Expenses

For the nine months ended September 30, 2005, our operating expenses decreased by 21.2% to $321,182 from $407,550 in the prior year, mainly due to the substantial completion of our first construction project in December 2004. Accordingly, many expense items, such as advertising and marketing, payroll and other general and administrative expenses were substantially reduced.

Net Loss

For the nine months ended September 30, 2005, we had net loss of $255,234, or $0.01 per share, compared with net loss of $324,651, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit is required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2005, we received $6.86 million of customer deposits on the First Phase of Dahua Garden.

We also borrow from time to time based on an oral line of credit agreement from Dahua Project Management Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow from Dahua Group as long as there are funds available and we need it. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by lender. As of September 30, 2005, the unsecured short-term loans provided by Dahua Group were $5.40 million, including accrued interest.

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our subsidiary, increased its registered capital. In this capital increase, Dahua increased its investment in the subsidiary by $2,265,100 and the minority shareholder increased its investment by $566,265. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment. On September 21, 2005, the Board of Dahua Inc. issued 4,750,000 shares to Dahua Project Management Group at the price of US$0.477 per share in exchange for the short-term loans Dahua Group provided. According to the Shares Exchange Agreement signed on January 30, 2005, it is the Dahua Inc.'s responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investments Ltd. ("Waywood"). In this regard, Dahua Inc. issued 212,500 shares and 37,500 shares to Comp Hotel and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which Bauer holds 80% of the shares.

For the nine months ended September 30, 2005, our operating activities used $2.91 million of net cash, largely used to prepay construction costs of $2.97 million, and increase inventory by $1.47 million. For the nine months ended September 30, 2005, we had no investing activities other than purchasing $1,307 of office equipment. For the same period, the financing activities provided us with $2.64 million of net cash, which includes borrowings from our related party ($2.07 million) and investment by our subsidiary's minority shareholder ($0.57 million).

As of September 30, 2005, the First Phase of Dahua Garden has been substantially completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from the sale of our First Phase of Dahua Garden housing units, purchaser deposits from pre-sale contracts, and the line of credit provided by our affiliate, Dahua Group, will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. In that case, we may seek financing from institutional investors, banks, or other sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

We have entered into an agreement with a bank that extended mortgage loans to buyers of our residential units, whereby we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. We are required to deposit a certain amount of funds into a special account with the bank. At September 30, 2005, the balance of this special account was $296,433.



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



                       PART II.  OTHER INFORMATION


ITEM 1.  Legal Information:   None.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2005, our subsidiary, Bauer Invest Inc. ("Bauer"), increased its registered capital. In this capital increase, we increased our investment in the subsidiary by $2,665,100 and the minority shareholder increased its investment by $566,265. Dahua Project Management Group ("Dahua Group") advanced funds to us to allow for the increase in investment, which amount was recorded as short-term loans - related parties. On September 21, 2005, we issued, on a pro rata basis, an aggregate of 4,750,000 shares of our common stock to shareholders of Dahua Group in exchange for the conversion of the short term loan ($2,265,100) to equity shares. All shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. All share recipients are residents outside of the United States; the transaction took place outside the United States; and no directed selling efforts were made in the United States.

In connection with the issuance of additional common shares as mentioned above, pursuant to a no-dilution clause of the Share Exchange Agreement dated January 30, 2005 we entered into with Comp Hotel and Waywood, on September 21, 2005, we issued 212,500 and 37,500 shares of our common stock to Comp Hotel and Waywood, respectively. All shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. All share recipients are residents outside of the United States; the transaction took place outside the United States; and no directed selling efforts were made in the United States.


ITEM 3.  Defaults Upon Senior Securities:  None.


ITEM 4.  Submission of Matters to a Vote of Security Holders: None.


ITEM 5.  Other Information:  None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                         Description
-----------      ---------------------------------------------
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



DAHUA, INC.



By: /s/ Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President

Date:  November 21, 2005