Form 10QSB/A
period 2005-09-30
DAHUA INC
filed 2006-03-09
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ___________________

          Commission file number:                    000-49852
                                    ___________________________________________

                                   DAHUA INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                            04-3616479
---------------------------------------  ---------------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

               Level 19, Building C, Tianchuangshiyuan, Huizhongbeili,
                    Chaoyang District, Beijing, China, 100012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              86-10-6480-1527
--------------------------------------------------------------------------------
                        (Issuer's telephone number)


--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  [ ]   No [X]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of March 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]






                                     DAHUA INC.

                                Table of Contents



Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of September 30, 2005 (restated and
   unaudited).........................................................         3

  Consolidated Statements of Operations (restated and unaudited) for
   the Three and Nine Months Ended September 30, 2005 and 2004........         5

  Consolidated Statements of Cash Flows (restated and unaudited) for
   the Nine Months Ended September 30, 2005 and 2004..................         6

  Notes to Consolidated Financial Statements..........................         7

Item 2. Management's Discussion and Analysis or Plan of Operation.....        11

Item 3. Controls and Procedures.......................................        15


Part II.   Other Information

Item 1.  Legal Information............................................        16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..        16
Item 3.  Defaults Upon Senior Securities..............................        16
Item 4.  Submission of Matters to a Vote of Security Holders..........        16
Item 5.  Other Information............................................        16
Item 6.  Exhibits and Reports on Form 8-K.............................        17

Signatures............................................................        17





PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements




                                    DAHUA INC.
                       Consolidated Balance Sheet (Unaudited)
                                  (Restated)
                           As of September 30, 2005


                                    ASSETS
Current Assets:
Cash and cash equivalents.........................................    $          282,323
Inventory (note 4) ...............................................             9,918,610
Prepaid construction costs (note 7)...............................             4,807,795
                                                                      -------------------
  Total current assets............................................            15,008,728

Property, Plant, & Equipment:
Computer equipment................................................                 3,526
Office equipment..................................................                44,420
Telephones........................................................                 1,048
Vehicles..........................................................                11,751
                                                                      -------------------
  Total Property, Plant, & Equipment..............................                60,745
    Accumulated depreciation......................................              (24,978)
                                                                      -------------------
  Net property, plant and equipment...............................                35,767

Due from related parties..........................................                63,498
                                                                      -------------------
Total Assets......................................................     $      15,107,993
                                                                      ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable..................................................     $               -
Customer deposits (note 6)........................................             6,862,592
Short-term loans - related parties (note 5).......................             5,038,430
Accrued interest - short-term loans, related parties..............               359,781
Other accruals....................................................                36,943
                                                                      ------------------
  Total Current Liabilities.......................................            12,297,746

Minority interest in subsidiary...................................               582,475

Stockholders' Equity:

Preferred stock: par value $.0001, 20,000,000 shares authorized;
  none issued and outstanding.....................................                    -

Common stock: par value $.0001; 80,000,000 shares authorized;
  25,000,000 shares issued and outstanding........................                2,500

Additional paid-in capital (note 8)...............................            3,132,451
Accumulated deficit...............................................            (962,552)
Accumulated other comprehensive income............................               55,373
                                                                      -----------------
Total stockholders' equity........................................            2,227,772
                                                                      -----------------

Total Liabilities and Stockholders' Equity........................    $      15,107,993
                                                                      =================



        See accompanying notes to unaudited consolidated financial statements







                                    DAHUA, INC.
    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
                                   (Restated)



                                                 Nine months ended        Three months ended
                                                    September 30             September 30
                                               -----------------------  -----------------------
                                                 2005         2004          2005        2004
                                               -----------  ----------  ----------- -----------
Revenues
Sales revenues..........................       $         -  $        -   $        -  $        -
Cost of goods sold......................                 -           -            -           -
                                               -----------  ----------  ----------- -----------
Gross Profit............................                 -           -            -           -

Expenses
  Advertising...........................            66,176      91,901        5,232      30,634
  Depreciation..........................             5,150       6,861        1,734       2,287
  Payroll expense.......................            47,838      97,967       16,731      32,656
  Other general and administrative......           202,018     210,821       36,233      70,274
                                               ------------ ----------- -----------  ----------
Total expenses..........................           321,182     407,550       59,930     135,851
                                               ------------ -----------  ----------  ----------

Net loss from operations................         (321,182)   (407,550)     (59,930)   (135,851)

Other Income
 Interest income........................            2,139       1,736          556          578
                                               ----------- -----------   ----------  ----------
Total other income......................            2,139       1,736          556          578
                                               ----------- -----------   ----------  ----------

Net loss before taxes and minority interest     (319,043)    (405,814)     (59,374)   (135,273)

Provision for income taxes..............                -            -            -           -
                                               ----------  -----------   ----------  ----------

Net loss before minority interest.......        (319,043)    (405,814)     (59,374)   (135,273)

Minority interest in subsidiary gain (loss)        63,809       81,163       11,875      27,055
                                               ----------  -----------   ----------  ----------

Net loss................................     $  (255,234)  $ (324,651)   $ (47,499)  $(108,218)
                                             ============  ===========   ==========  ==========

Foreign currency translation adjustment.          55,373            -       55,373           -
                                             ------------  ----------    ---------  -----------

Comprehensive income (loss).............     $ (199,861)   $(324,651)    $   7,874   $(108,218)
                                             ===========   ==========    ==========  ==========

Basic and diluted income per share......     $    (0.01)   $   (0.01)    $    0.00   $   (0.01)
                                             ===========   ==========    ==========  ==========

Weighted average common shares outstanding    20,164,835   20,000,000   20,489,130   20,000,000
                                             ===========  ===========   ===========  ==========



           See accompanying notes to unaudited consolidated financial statements






                                      DAHUA, INC.
                     Consolidated Statements of Cash Flows (Unaudited)
                                      (Restated)


                                                         Nine months ended September 30,
                                                       ------------------------------------
                                                              2005               2004
                                                       ------------------- ----------------
Cash Flows from Operating Activities:
Net loss.........................................      $       (255,234)    $     (324,651)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation...................................                  5,150              6,861
  Provision for allowance on accounts receivable.                      -             32,795
  Minority interest..............................               (63,809)           (81,163)
Changes in operating assets and liabilities:
  Inventory......................................            (1,468,561)        (2,750,896)
  Prepaid construction costs.....................            (2,972,398)            184,000
  Loan receivable................................                      -             22,848
  Due from related parties.......................               (13,459)                  -
  Accounts payable...............................               (25,393)          (183,313)
  Customer deposits..............................              1,883,935          3,683,742
  Accrued interest...............................                100,382                  -
  Other accruals.................................                  4,834            (5,032)
                                                        ----------------    ----------------
    Net cash provided by (used in) operating activities      (2,804,553)            585,191

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.......                (1,307)            (2,185)
                                                        ----------------     ---------------
    Net cash used in investing activities........                (1,307)            (2,185)

Cash Flows from Financing Activities:
 Purchase and cancellation of treasury stock.....              (100,000)                  -
 Net proceeds from loans payable, related party..              2,074,251          (116,773)
 Investment in subsidiary by minority owner......                566,265                  -
                                                         ---------------     ---------------
    Net cash provided by (used in) financing activities        2,540,516          (116,773)
                                                         ---------------     ---------------

Effect of rate changes on cash...................                 72,883                  -
                                                         ---------------     ---------------
Increase (decrease) in cash and cash equivalents.              (192,461)            466,233

Cash and cash equivalents, beginning of period...                474,784            104,699
                                                         ---------------     ---------------
Cash and cash equivalents, end of period.........        $       282,323      $     570,932
                                                         ===============     ===============

Supplemental disclosure of cash flow information:

  Interest paid in cash..........................         $            -      $           -
                                                          ==============     ==============
  Income taxes paid in cash......................         $            -      $           -
                                                          ==============     ==============



           See accompanying notes to unaudited consolidated financial statements





                                   DAHUA INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred and the buyer has taken possession according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and
(4) collectibility is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $66,176 and $91,901 for the nine-month periods ended September 30, 2005 and 2004.

Foreign Currencies

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Yuan Renminbi (RMB). The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

4.  Inventory

Inventory costs consist of the following at September 30, 2005:


   Compulsory land acquisition and removal compensation      $    3,548,036
   Construction and installation project cost                     2,077,233
   Prophase engineering cost                                        750,551
   Infrastructure cost                                            1,581,564
   Auxiliary public establishment                                   373,386
   Indirect development cost, including capitalized interest      1,587,840
                                                             --------------
                                                             $    9,918,610
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

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for our houses. Upon closing, when the buyer takes possession of the property, the Company will recognize the down payments as revenue. Total customer deposits at September 30, 2005 were $6,862,592.

7.  Prepaid construction costs

Prepaid construction costs consist of payments to our subcontractors before they provide us services. Prepaid construction costs will be converted into inventory when the subcontractors finish their work. Prepaid construction costs at September 30, 2005 were $4,807,795.

8.  Additional paid in capital

The subsidiary increased its registered capital on May 12, 2005 and acquired the license on May 19, 2005. In this capital increase, Dahua increased its investment in the subsidiary by $2,265,100 and the minority shareholder increased its investment by $566,265. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment. On September 21, 2005, the Board of Dahua Inc. issued 4,750,000 shares to Dahua Project Management Group at the price of US$0.478 per share in exchange for the short-term loans Dahua Group provided. According to the Share Exchange Agreement signed on January 30, 2005, it is Dahua Inc.'s responsibility to maintain the proportionate ownership of the Company held by Comp Hotel International Ltd. ("Comp") and Waywood Investments Ltd. ("Waywood"). In this regard, Dahua Inc. issued 212,500 shares and 37,500 shares to Comp and Waywood respectively at the price of US$0.478 per share. There's no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which Bauer holds 80% of the shares.

9.  Due from related parties

The Company made an advance to a director in the amount of $51,140. The advance bears no interest and has no fixed repayment terms. Consequently, it has been excluded from current assets.

The Company made an advance to a company with common shareholders in the amount of $12,358. The advance bears no interest and has no fixed repayment terms. Consequently, it has been excluded from current assets.

10.  Restatement of financial statements

Subsequent to the publication of the financial statements in Form 10-QSB it was discovered that an error had been made on consolidation. The amount of $100,000 paid to acquire and cancel treasury stock was incorrectly shown as loans receivable. Other amounts shown as due from related parties and loans receivable, previously classified as current assets, were determined to be other assets due to the lack of fixed repayment terms. The restatements had no effect on the statements of operations, but other comprehensive income was decreased by $2,127 for the three and nine months ended September 30, 2005.



ITEM 2.    Management's Discussion and Analysis or Plan of Operation

The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward looking statements.

Overview
--------

We, through our 80% owned subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China.

In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003. As of September 30, 2005, we were in the process to finish up plumbing, wiring and landscaping, which is expected to be completed by the end of December 2005.

As of September 30, 2005, we had pre-sold 28 of the 76 units of the First Phase, out of which 4 units have been paid in full, while the rest are still being paid off in installments. Because those pre-sold homes and their legal titles have not been physically delivered or transferred to homebuyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits, and no sales revenues have been recognized. As of September 30, 2005, we had received customer deposits totaling $6.86 million.

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

(1) As of the date of this report, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by June of 2006.

(2) As of the date of this report, we have pre-sold 34 units out of the 76 housing units. For the next 12 months, we will continue to sell them to the public. At present, we don't know when the remaining 42 luxury housing units can be sold, although we expect that they can be sold out by the end of July 2006. There is no significant amount of budget required.

(3) We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Chanping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon our successful completion of the First Phase. As of the date of this prospectus, the status of the Company's applications for permits, licenses and approvals is set forth below:

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of June 2006. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

(4) After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family homes. We plan to begin our Second Phase of Dahua Garden in August 2006. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the end of 2008. It is estimated that approximately $60.5 million is needed to complete the project.

Results of Operations
---------------------

Three Months Ended September 30, 2005 and 2004
----------------------------------------------

Revenues

We began our first construction project of the development of real estate residential single-family homes in July 2003. The project was not completed until December 20, 2005. Because the homes have not been legally delivered to the homebuyers, all funds received from the pre-sold units (28 units as of September 30, 2005) and installment payments are recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank. Accordingly, no revenue has been recognized for the three months ended September 30, 2005 and 2004.

Operating Expenses

For the three months ended September 30, 2005, our operating expenses decreased by 55.9% to $59,930 from $135,851 in the prior year, mainly due to the substantial completion of our first construction project. Many expense items, such as advertising and marketing, payroll and other general and administrative expenses were also substantially reduced.

Net Loss

For the three months ended September 30, 2005, we had net loss of $47,499, or $0.00 per share, compared with net loss of $108,218, or $0.01 per share, for the same period of the prior year.

Nine Months Ended September 30, 2005 and 2004
---------------------------------------------

Revenues

We began our first construction project of the development of real estate residential single-family homes in July 2003. The project was not completed until December 20, 2005. Because the homes have not been legally delivered to the buyers, all funds received from the pre-sold units (28 units as of September 30, 2005) and installment payments are recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank. Accordingly, no revenue has been recognized for the nine months ended September 30, 2005 and 2004.

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

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2005, we received $6.86 million of customer deposits on the First Phase of Dahua Garden.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by lender. As of September 30, 2005, the unsecured short-term loans provided by Dahua Group were $5.40 million, including accrued interest.

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our operating subsidiary, increased its registered capital, in which Dahua increased its investment by $2,265,100 and the minority shareholder increased its investment by $566,265. Dahua Group advanced funds to us to allow for the increase in investment. On September 21, 2005, we issued 4,750,000 shares to Dahua Group at the price of $0.478 per share in exchange for the short-term loans Dahua Group provided. At the same time, according to the Shares Exchange Agreement signed on January 30, 2005, it is our responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investments Ltd. ("Waywood"). In this regard, we issued 212,500 shares and 37,500 shares to Comp Hotel and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which we, through Bauer, hold 80% of the shares of Dahua Real Estate.

For the nine months ended September 30, 2005, our operating activities used $2.80 million of net cash, largely used to prepay construction costs of $2.97 million. For the nine months ended September 30, 2005, we had no investing activities other than purchasing $1,307 of office equipment. For the same period, the financing activities provided us with $2.54 million of net cash, which includes borrowings from our related party ($2.07 million) and investment by our subsidiary's minority shareholder ($0.57 million).

As of the date of this prospectus, the First Phase of Dahua Garden has been completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

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

Based upon the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.



                     PART II.  OTHER INFORMATION


ITEM 1.  Legal Information:   None.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2005, our subsidiary, Bauer Invest Inc. ("Bauer"), increased its registered capital. In this capital increase, we increased our investment in the subsidiary by $2,273,277 and the minority shareholder increased its investment by $568,320. Dahua Project Management Group ("Dahua Group") advanced funds to us to allow for the increase in investment, which amount was recorded as short-term loans - related parties. On September 21, 2005, we issued, on a pro rata basis, an aggregate of 4,750,000 shares of our common stock to shareholders of Dahua Group in exchange for the conversion of the short term loan ($2,273,277) to equity shares. All shares were issued under the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. All share recipients are residents outside of the United States; the transaction took place outside the United States; and no directed selling efforts were made in the United States.

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


ITEM 3.  Defaults Upon Senior Securities:     None.


ITEM 4.  Submission of Matters to a Vote of Security Holders:   None.


ITEM 5.  Other Information:  None.


ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

Exhibit No.                         Description
---------      ------------------------------------------------------------
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


Date:   March 9, 2006