Form 10KSB
period 2005-12-31
DAHUA INC
filed 2006-04-14
CIK 1169354

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the fiscal year ended December 31, 2005 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________

                          Commission file number: 0-49852

                                     DAHUA INC.
-------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

                Delaware                                 04-3616479
---------------------------------------   -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

            19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
         Chaoyang District, Beijing, China              100012
-------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

          Issuer's telephone number:         86-10-6480-1527
-------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:     None
------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, Par Value $0.001 Per Share
------------------------------------------------------------------------------

       Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |__|

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |__|

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   |__|

       Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes |__| No |X|

       Registrant's revenues for the year ended December 31, 2005 were $2,267,399.

       The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

       The number of shares outstanding of Registrant's common stock as of April 7, 2006 was 25,000,000.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|








                                       DAHUA INC.

                                      FORM 10-KSB

                           For the Year Ended December 31, 2005



                                      INDEX


                                     PART I

Item 1.  Description of Business........................................      4
Item 2.  Description of Property........................................     14
Item 3.  Legal Proceedings..............................................     15
Item 4.  Submission of Matters to a Vote of Security Holders............     15

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......     15
Item 6.  Management's Discussion and Analysis or Plan of Operation......     17
Item 7.  Financial Statements...........................................     30
Item 8.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................     42
Item 8A. Controls and Procedures........................................     43
Item 8B. Other Information..............................................     44

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.............     44
Item 10. Executive Compensation.........................................     46
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...............................     48
Item 12  Certain Relationships and Related Transactions.................     50
Item 13  Exhibits.......................................................     52
Item 14  Principal Accountant Fees and Services.........................     54

Signatures..............................................................     55





Item 1.   Description of Business


Background
----------

Dahua Inc. (the "Company") was incorporated on March 8, 2002, in the State of Delaware under the name of Norton Industries Corp. ("Norton") as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In June 2002, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in order to become a Section 12(g) registered company under the Securities Exchange Act of 1934, as amended. The registration statement became effective on or about August 10, 2002.

From March 8, 2002, to January 30, 2005, Norton conducted virtually no business other than organizational matters and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended. The promoters, control persons and affiliates of Norton were Mr. Jianjun Zhang, Waywood Investments Ltd. ("Waywood"), Comp Hotel International Ltd. ("Comp Hotel"), and South Sea Petroleum Holdings Ltd. ("South Sea Petroleum"). Waywood is a small business consulting firm organized in the British Virgin Islands. Mr. Jianjun Zhang is the sole shareholder of Waywood. From Norton's inception in March 2002, to February 2003, Waywood owned 100% of Norton, and Mr. Jianjun Zhang, from March 2002 to January 2005, was the sole director and officer of Norton. On February 26, 2003, Waywood sold 85%, or 4,250,000 shares, of Norton's capital shares to Comp Hotel for $42,500 in cash. Comp Hotel is a travel-related service provider operating in Hong Kong, and is controlled by South Sea Petroleum, a Hong Kong corporation, whose principal business is the exploration and production of crude oil in Indonesia.

On January 30, 2005, Waywood and Comp Hotel entered into a Share Exchange Agreement with Bauer Invest Inc. for a reverse acquisition. Pursuant to the agreement, Waywood and Comp Hotel sold all of their capital stock, or 5,000,000 shares of common stock, to Bauer for retirement in exchange for $100,000 in cash and 5%, or 1,000,000 shares of Norton's post-merger common stock. To effectuate the reverse acquisition, Norton issued 19,000,000 shares of its common shares to 108 shareholders of Bauer in exchange for 100% of shares in Bauer on a pro rata basis, i.e. the number of shares received by each shareholder is proportionate to the number of shares he/she had originally owned in Bauer. Following the transaction, on February 7, 2005, the name of Norton was changed to Dahua Inc.

Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in the People's Republic of China ("Dahua Real Estate"). As a result of the reverse acquisition, Bauer became our wholly owned subsidiary, and the shareholders of Bauer became our controlling shareholders. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, the Company files prior historical financial information of Bauer and its subsidiaries for the years prior to the acquisition on a stand-alone basis. The continuing operations of the Company will reflect the consolidated operations of Dahua and its subsidiaries.

On May 12, 2005, Dahua Real Estate increased its registered capital, in which the company increased its investment in Dahua Real Estate by $2,265,600 and the minority shareholder of Dahua Real Estate increased its investment by $566,265. Dahua Project Management Group ("Dahua Group") advanced the Company funds to allow for the increase in investment, which amount was recorded as short-term loans-related parties. On September 21, 2005, the Company issued, on a pro rata basis, an aggregate of 4,750,000 shares of its common stock to shareholders of Dahua Group in exchange for the conversion of the short-term loan ($2,265,600) to equity shares. In connection with issuance of additional shares, pursuant to a no-dilution clause of the Share Exchange Agreement dated January 30, 2005 the Company entered into with Comp Hotel and Waywood, on September 21, 2005, the Company issued 212,500 and 37,500 shares of our common stock to Comp Hotel and Waywood, respectively.

Bauer was incorporated on December 10, 2003, under the laws of the British Virgin Islands. On May 25, 2004, the shareholders of Dahua Group transferred to Bauer 80% of the capital stock of Dahua Real Estate in exchange for all the capital stock of Bauer. Dahua Group is a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China. This transaction was accounted for as a recapitalization of Dahua Real Estate, rather than a business combination. Before the stock transfer, the shareholders of Dahua Group owned 80% of capital stock of Dahua Real Estate, and Beijing Dahua Bidding Agency owned the remaining 20%. Beijing Dahua Bidding Agency is a Chinese corporation servicing construction companies in biddings for major construction projects. After the transfer, the shareholders of Bauer replaced the shareholders of Dahua Group as holder of 80% of the capital stock of Dahua Real Estate, while Beijing Dahua Bidding Agency still owns the remaining 20%. Both Bauer and Dahua Group were owned by the same group of shareholders in the same proportions prior to the acquisition by Norton.

Prior to the acquisition, other than owning 80% of Dahua Real Estate's capital stock, Bauer had no operations. Dahua Real Estate was incorporated in China on September 24, 2001, to engage in the development, construction, and sale of luxury single-family housing units. Both Norton and Bauer were non-operating shell companies and incurred minimal costs to acquire Bauer or Dahua Real Estate, and therefore there was no need for adjustments for any costs incurred by Norton or Bauer to be "pushed down" in the accounts of Norton, Bauer or Dahua Real Estate. Dahua Real Estate did not incur any other costs which were required to be "pushed down" for the completion of the transaction.

The promoters, control persons and affiliates of Bauer Invest, Inc. and Dahua Real Estate are Mr. Yonglin Du and Dahua Group. Prior to the acquisition, a group of shareholders owned 100% of Dahua Group, and the same group of the shareholders owned 100% of Bauer in the same shareholding proportion as they owned Dahua Group. At present, the same group of shareholders own 95% of Dahua Inc. Yonglin Du, our CEO and President, also acts as president of Dahua Group and Bauer. In 2000, Mr. Du founded Dahua Group and has since been its Chairman of the Board of Directors and Chief Executive Officer. Dahua Group is a Beijing Municipal Government licensed construction project supervising business entity which is operating in Beijing, China. Since January 30, 2005, Mr. Du has been our Chairman of the Board of Directors and Chief Executive Officer.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

BUSINESS
--------

The Company, through its 80% owned subsidiary Beijing Dahua Real Estate Development Ltd. ("Dahua Real Estate"), engages in the business of development, construction and sale of luxury single-family homes in the northern suburb of Beijing, China.

Development Projects
--------------------

In July 2003, the Company began to develop its first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 76 luxury residential housing units, all of which are single houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms with built-in closets and adjacent bathrooms, an open eat-in kitchen, a family room, a living room, and an attic solarium for indoor sun bathing. Those homes are within reasonable driving distances from Beijing metropolitan areas. The project is located at the northern skirt of Beijing, China. The property being developed sits on a hot spring, spewing 10,000 cubic meters per day providing every house with hot spring water for baths. The water temperature at the mouth of the hot spring is over 60 degrees centigrade. The surplus hot spring water is discharged into the surrounding creeks and ponds, making them unfrozen all year round.

The average sales price is around 1,000 yuan (approximately $124) per square foot. The price does not include interior finishing, light fixtures, plumbing and appliances, which are custom tailored to suit individual tastes and preferences of the buyer from a menu of options. The average cost for interior finishing is approximately 200 yuan (approximately $25) per square foot. The interior finishing can be done by outside contractors of the buyer's choice.

The First Phase is constructed on land licensed from the government of China for a period of 70 years, which expires on April 27, 2073. The granting of land use licenses is a common practice in China as all land is government-owned, and, at present, no option to purchase land has ever been granted. Pursuant to the laws of China, all land belongs to the government. Regardless of whether real estate is purchased or sold for residential or business purposes, the purchaser will receive the ownership license and a permit to only use the land, as opposed to owning the land. Upon transfer of title of the units to the owners, we will not have any interest in such units or licensed land.

The construction began in July 2003 and was completed in December 2005. As of December 31, 2005 we had sold 32 of the 76 units of the First Phase, out of which 6 units have been paid in full, while 26 units were reserved with clients' deposits, and 44 units were available for sale. It is expected that the remaining 44 units will be sold out by the end of 2006.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon our successful completion of the First Phase. As of the date of this prospectus, the status of our applications for permits, licenses and approvals is set forth below:

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

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of 2006. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the second part of 2008.

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

As the general contractor, we select our subcontractors for construction through a competitive bidding process. In addition to the bid price, our criteria includes the bidders' experience, reputation, recommendations and references from other developers. The construction prices are capped and cover all materials and labor needed to complete the construction under the construction contract. The bid-winning subcontractor will make advance payments for all materials and labor. We make payments to the subcontractors over time upon completion and acceptance of certain phases of construction according to agreed-upon milestones specified in the construction contract.

Our competitive bidding process includes the following steps: (1) Bid invitation registration, (2) Bid invitation announcement, (3) Bid submission,
(4) Pre-screening of bidders' qualifications, (5) Purchase of bid document package by the pre-qualified bidders, (6) Opening bids, (7) Assessment of bids,
(8) Selection and determination of the winning bidder, (9) Notice of award, and
(10) Execution of the construction contract.

To assure quality, construction has been monitored by Beijing Aocheng Construction Management Ltd. ("Aocheng") and by construction quality control authorities under the Changping District government. Aocheng is not a related party. We entered into an agreement with Aocheng on September 24, 2003. The agreement covered a period from October 15, 2003 to June 20, 2004. The total management fee was 333,860 yuan, or approximately $40,000, paid in four installments: (1) 10% within 10 days after the management company staff enters the construction site; (2) 60% within one week after the roof of the main building structure is completed; (3) 25% within 14 days after examination and acceptance of construction; and (4) 5% on the first anniversary of acceptance of construction. Although the contract has expired, according to Chinese law, the company in charge of quality control of a construction product bears life-long responsibility for the quality of such construction. Thus, Aocheng shall remain responsible for quality assurance of our construction.

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

The First Phase is subject to government inspections prior to transfer of title to buyers. The purpose of the inspection is to ensure that real estate developers adhere to government standards of quality and safety.

Other Government regulations that we must adhere to are:

  o  	Any structures being constructed must be for residential and commercial use;

  o  	All structures must be within certain dimensions;

  o  	Public infrastructures must be in place, such as electrical and telephone poles, underground pipe systems;

  o  	There must be various safety access routes in case of emergencies such as fire or earthquake;

  o  	Construction must not violate environmental laws in effect; and

  o  	Compliance with certain infrastructure standards.

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

   	2. Preparation of a 'Proposal of the First Phase of Dahua Low Density Residential Development Subdivision, which, after approval by Beiqijia County Government and Changping District Government, was submitted to the Development and Reconstruction Commission of Beijing Municipal Government for approval
(2001).

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

   	5. Signing of a 'Land Use Rights Transfer Agreement' with Beijing National Land Resources Bureau and Beijing Housing Administration, making payment of land use fee, and obtaining the "National Land Use Permit" (October 20, 2003).

  	6. Submission of a detailed development plan to Beijing Planning Commission to obtain "Development Planning Permit" and "Development Construction Permit" (September 4, 2003 and September 28, 2003).

   	7. Upon issuance of the four Permits as set forth above, submission of an application to Beijing National Land Resource Bureau and Beijing Housing Administration for the "Residential Housing Pre-sale Permit"(November 2003 and June 2, 2004).

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

We sell our homes through our sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, preview of model homes and the selection of options. Our sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We also market our homes for sale through direct mailing to an identified population of prospective buyers and, to a lesser extent, through other media, including newspapers, television and radio advertising, airplane advertising, product tie-ins, billboards and other signage. For the years ended December 31, 2005 and 2004, our advertising expenses were $98,970 and $122,534, respectively.

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2005, the balance of our customer deposits were $6,286,992.

Our sales are made pursuant to a standard sales contract. Subject to particular contract provisions, we generally permit purchasers to cancel their contractual obligations in the event mortgage approvals are unobtainable within a specified period of time and under certain other circumstances, including rescission rights which may be given under local law. We believe that our cancellation rate is consistent with that generally experienced at other similar home developments, which stands at 5.5%. To date we have two contracts that have been cancelled.

Although we believe that our cancellation rate is consistent with that generally experienced at other similar home developments, which stands at 5.5%, the possibility of clients, even though they have put down a certain amount of deposit, turn out choosing not to purchase our housing units creates an uncertainty and risk to our results of operations.

To assist in the marketing of our homes and to limit our liability for certain construction defects, we sell our homes subject to a limited warranty that is provided by our subcontractors. We don't provide any kind of warranty to homebuyers. Our subcontractors are responsible for the cost to repair major structural defects, roofing, internal walls, heating, tiling problems, if any, for a certain period of time, from one to five years. The foregoing repair costs are limited by our subcontractors' policy to the repair, replacement or payment of the reasonable cost of repair or replacement of such warranted items not to exceed an aggregate amount equal to the final sales price of the home covered by the warranty. Once all homes have been constructed and sold, we do not have any post-sale obligations.

Home Buyer Financing and Deed Application
-----------------------------------------

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 24 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 10,000 yuan, or $1,245, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

The majority of homebuyers in China need to finance their homes with mortgage loans from banks. To facilitate their mortgage application, most developers in China, including us, are involved in the buyers' mortgage application process. We first initiate negotiations with two banks to obtain a blanket lending commitment which covers all potential buyers for the homes to be built by us. If a potential buyer needs financing, we conduct a preliminary screening of the buyer's creditworthiness. Then we forward the mortgage applications to the banks for further processing, which usually takes 30 to 60 days. Upon approval of the mortgage extended to each buyer by the banks, the loan proceeds are transferred directly to our bank account, rather than the buyer's. We have not, and will not receive any finder's fees or referral fees from the banks.

It is customary in China that developers may, depending on the type of property, use up to 95% of the loan proceeds so obtained to meet their working capital needs. The banks require that 5% to 20% of the proceeds be set aside. On our balance sheets, such loan proceeds are treated as customer deposits. We have not taken any measure to safeguard customer deposits because currently Chinese law does not require that such deposits be placed in an escrow or trust account for safeguarding purpose.

The life of a mortgage loan in China can be up to 30 years. Because our Dahua Garden project is considered luxury housing, the maximum life of mortgage loans is 20 years. The mortgage rates, which are flexible in nature, are dictated by the Chinese central government based on prime commercial lending rates from time to time. Due to competition among lending institutions, mortgage rates can be adjusted downward by up to 10%. The mortgage rates currently range from 5.51% to 6.12%, which are applied to primary residence and second home, respectively.

Unlike the United States, deeds for newly-built homes in China are applied for by the developer with the government, which owns the land. Upon issuance of the deeds, the developer distributes the deeds to individual homeowners. In order to obtain government approval of deeds, the developer must have obtained all requisite permits and licenses and paid all fees and taxes. Before the actual issuance of deeds, the ownership of the real property remains with the developer even if the homes have already been sold. Generally, the developer will wait until all homes are completed to apply for the deeds in a blanket application, which takes approximately 40 to 60 days. Before the issuance of deeds, the title to the homes legally remains with the developer.

Regulation
----------

Real estate development is a highly regulated industry in China, and we are subject to extensive local, district, municipal and national rules and regulations regarding permitting, zoning, subdivision, utilities and water quality. Regulation is carried on by municipal, district, and national authorities, of which the municipal and district governments have the greatest regulatory impact. The City of Beijing, in which we operate, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive ordinances, greater emphasis on land use planning, pressure to increase the number of low density residential developments, and heightened public concern aimed at limiting development as a means to control growth. Such regulation may delay development of our properties and result in higher developmental and administrative costs.

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

Environmental Matters
---------------------

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remedy of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remedy them, may have a material adverse effect on our results of operations and financial condition. As of the date of this prospectus, we are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. To date, we have not incurred any costs in complying with environmental laws and regulations. We believe that we are in material compliance with these laws and regulations.

Patents and Trademarks
----------------------

We do not own any patents or trademarks.

Product Research and Development
--------------------------------

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees
---------

As of December 31, 2005, we had 22 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.


Item 2.   Description of Property

We do not own any real estate properties other than the residential units we develop for sale. Our executive offices are located in an office complex of approximately 2,000 square feet at 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012. This office space is provided by Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group. We have contracted with Beijing Guohong Dahua Economic Research Center to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 and $145,103 for each year ending December 31, 2005 and 2004 respectively, into short- term loans due to related parties for payment of the services. We believe that these facilities are adequate for our current and anticipated needs.

Investment Policies
-------------------

At present we have no established policy with respect to investments on real estate or interests in real estate. However, we intend that substantially all of our investments will be residential luxurious single-family houses. The purpose of such investments will primarily be generating sales revenues. There are no limitations on the percentage of assets which may be invested in any one investment or type of investment. Our Board of Directors may set such policy without a vote of our shareholders. We will not invest in real estate mortgages, and we will not invest in securities of or interests in real estate investment trusts, partnership interests, or other persons primarily engaged in real estate activities.

We do not plan to limit the geographical area in which we may invest, but we expect that all of our investments will be made in metropolitan Beijing, China. We have no current plans to form a joint venture or other arrangements with third parties to engage in real estate development.

We may finance our investments through both public and private secured and unsecured debt offerings, as well as public and private placements of our equity securities. The equity securities may include both common and preferred equity issues. There are currently no restrictions on the amount of debt that we may incur. Since inception, our operating activities have been mainly financed by equity capital, an unsecured line of credit provided by Dahua Group, our affiliate, and purchaser deposits received from our pre-sale of the First Phase units of Dahua Garden.

Description of Real Estate and Operating Data
---------------------------------------------

Our only real estate project currently being developed is the First Phase of Dahua Garden, which is located in the northern suburban areas of Beijing, China, approximately 20 kilometers from the downtown of Beijing. It consists of 76 luxurious residential units, each ranging from 2,000 to 5,000 square feet in size with 3 to 4 bedrooms. The residential units are constructed on a piece of land of approximately 30 acres. The construction of all of the units has been completed and they are being sold to the public. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on April 27, 2073, but we own all the residential units constructed thereon until such units are sold. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

The Second Phase of Dahua Garden development includes 250 homes located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. We are currently applying with the Beijing municipal and local governmental authorities for all the requisite licenses, permits, and approvals.


Item 3.   Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.




                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters


Market Information
------------------

There is no public trading market for our common stock.

Holders
-------

As of April 7, 2006, there were 110 holders of record for our common shares. We have only one class of stock outstanding.

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

Rule 144 Shares
---------------

As of April 7, 2006, there were 25,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition, except the shares held by Waywood Investments Ltd. (150,000 shares) and Comp Hotel International Ltd (850,000 shares). The SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company, like Norton, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.

A total of 19,000,000 shares were issued on January 30, 2005, to 108 shareholders of Bauer Invest Inc. on a pro rata basis. The number of shares received by each person is proportionate to the number of shares he/she originally owned in Bauer. The above-mentioned shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended. These shares can be sold under Rule 144 resale restrictions.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.



Item 6.   Management's Discussion and Analysis or Plan of Operation


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

On January 30, 2005, Norton entered into a share exchange agreement, by which Norton acquired all of the capital shares of Bauer Invest Inc. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in China ("Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, we filed prior historical financial information of Bauer and its subsidiaries, on a stand-alone basis, for two years prior to the acquisition. Our continuing operations will reflect the consolidated operations of Dahua and its subsidiaries.

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2005, six units were sold, 26 units were reserved with clients' deposits, and 44 units were available for sale.

Plan of Operations
------------------

For the next 12 months, we plan to do the following.

(1) To date, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan, approximately $2.49 million, for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by June of 2006.

(2) As of December 31, 2005, we have sold 32 units, including 26 which were reserved with clients' deposits, out of the 76 housing units. For the next 12 months, we will continue to sell the remaining 44 units to the public. At present, we don't know when they can be sold, although we expect that they can be sold out by the end of December 2006. There is no significant amount of budget required.

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of September 2006. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

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

Results of Operations
---------------------

Years Ended December 31, 2005 and 2004
--------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. As of December 31, 2005, we have sold six units out of 76 units. For the year ended December 31, 2005, we recognized sales revenues of $2,267,399 from the sale of our housing units. No sales revenues was recognized for the year ended December 31, 2004 because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Good Sold

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the year ended December 31, 2005, our cost of good sold was $1,530,731. No cost of good sold was recorded for the year of 2004, because no houses had been sold.

Operating Expenses

For the year ended December 31, 2005, our operating expenses decreased by $68,810, or 12.6%, to $474,588 from $543,398 in the prior year, mainly due to the substantial completion of our First Phase of Dahua Garden housing project. Except other general and administrative expenses, which increased $20,688, or 7.4%, all expense items, such as advertising and payroll expenses were substantially reduced.

Net Income (Loss)

For the year ended December 31, 2005, we had net income of $137,182, or $0.01 per share, as compared with net loss of $432,866, or $0.02 per share, for the year of 2004.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2005, our customer deposit balance was $6,286,992.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2005, the short-term loans due to related parties had balance of $5,829,673, including accrued interest of $460,279.

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our operating subsidiary, increased its registered capital, in which Dahua increased its investment by $2,265,600 and the minority shareholder increased its investment by $566,265. Dahua Group advanced funds to us to allow for the increase in investment. On September 21, 2005, we issued 4,750,000 shares to Dahua Group at the price of $0.478 per share in exchange for the short-term loans Dahua Group provided. At the same time, according to the Shares Exchange Agreement signed on January 30, 2005, it is our responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investments Ltd. ("Waywood"). In this regard, we issued 212,500 shares and 37,500 shares to Comp Hotel and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which we, through Bauer, hold 80% of the shares of Dahua Real Estate.

As of December 31, 2005, we had cash and cash equivalent balance of $417,065. For the year ended December 31, 2005, our operating activities used $3.02 million of net cash, largely due to increase in inventories of $6.48 million, and offset by increase in prepaid construction costs of $1.53 million and customer deposits of $1.26 million. For the year December 31, 2005, we had no investing activities. For the same period, the financing activities provided us with $2.88 million of net cash, which includes net proceeds of $2.27 million from issuance of our common stock, investments in subsidiary of $566,265 by minority shareholders, and borrowings of $140,115 from a related party.

As of December 31, 2005, our First Phase of Dahua Garden was completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, and short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

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

Off-balance sheet arrangements
------------------------------

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2005, the balance of this separate account was $355,674. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. Please see Note 6 and Note 7 of Notes to the Financial Statements for details.

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

Revenue Recognition

The Company recognizes revenue on the sale of a house when the consummation of a sale is evidenced by: 1) a contractual arrangement that is binding to both parties; 2) the exchange of all consideration (i.e. the seller has transferred to the buyer the usual risks and rewards of ownership and the buyer has made payment in full to the seller); 3) the arrangement of all permanent financing for which the seller is responsible and; 4) the performance of all conditions precedent to closing. No revenue is recognized when the Company's receivable is subject to future subordination, as is the case when the Company guarantees a bank loan for the period prior to the certification of title transfer.

Inventory Valuation and Related Prepaid Construction Costs

The inventories are valued at cost based on the level of completion. No provision for potential obsolete inventory has been made. Prepaid construction costs consist of payment to our subcontractors before they provide us services. Prepaid construction costs were converted into inventory when the subcontractors finished their work.

At each balance sheet date, we review the carrying amounts of its tangible and intangible assets to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). Where it is not possible to estimate the recoverable amount of an individual asset, the company estimates the recoverable amount of the cash-generating unit to which the asset belongs.

Recoverable amount is the greater of net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

If the recoverable amount of an asset (or cash-generating units) is estimated to be less than its carrying amount, the carrying amount of the asset (cash-generating unit) is reduced to its recoverable amount. An impairment loss is recognized as an expense immediately, unless the relevant asset is carried at a revalued amount, in which case the impairment loss is treated as a revaluation decrease.

Where an impairment loss subsequently reverses, the carrying amount of the asset (cash-generating unit) is increased to the revised estimate of its recoverable amount, but so that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset (cash-generating unit) in prior years. A reversal of an impairment loss is recognized as income immediately, unless the relevant asset is carried at a revalued amount, in which case the reversal of the impairment loss is treated as a revaluation increase.


                                  RISK FACTORS

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before you purchase these shares. The risks and uncertainties described below are those we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.

                            Risks Related to Our Business

WE LACK AN OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR FUTURE SUCCESS OR FAILURE CAN BE MADE.

We were incorporated in March 2002 as a blank check company for the purpose of seeking to complete a merger or business acquisition. We conducted virtually no business until January 30, 2005, when we acquired Bauer Invest Ltd. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., a private company operating in the People's Republic of China ("Dahua Real Estate"). Dahua Real Estate was incorporated on September 24, 2001, to engage in the development and sale of luxury single-family houses in Beijing, China. The acquisition of Bauer was accounted for as a recapitalization, rather than a business combination. Accordingly, the historical operations of Bauer and its subsidiaries were represented as our historical operations. Our limited operating history makes it difficult for you to evaluate our business and future prospects.

WE HAVE INCURRED LOSSES IN THE PAST. IF THE LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OUR OPERATIONS OR CEASE CARRYING ON BUSINESS.

While we had net income of $137,182 for the year ended December 31, 2005, we had accumulated deficit of $570,136 as of December 31, 2005. We are a development stage company, and we may incur additional losses. There is no assurance that our operations will become profitable. Failure to generate revenue will cause us to go out of business and could cause you to lose all or a substantial part of your investment.

WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT OUR SECOND PHASE PROJECT. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR SECOND PHASE PROJECT, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. Of 76 units, six houses were sold, 26 houses were reserved with clients' deposits, and 44 houses were available for sale. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the second half of 2006. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

WE ACT AS GENERAL CONTRACTOR ON OUR CONSTRUCTION PROJECTS, AND IF ANY OF OUR SUBCONTRACTORS SHOULD FAIL TO COMPLETE THEIR JOBS ON TIME, OUR BUSINESS COULD BE DISRUPTED.

We act as general contractor on our construction projects. We hire unaffiliated subcontractors to do work for us. In the event that any of our subcontractors should fail to complete their jobs on time, our business could be disrupted, which will have an adverse effect on our results of operation and our financial condition.

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

OUR OFFICERS AND DIRECTORS ARE SUBJECT TO CONFLICTS OF INTEREST, AND THERE IS A RISK THAT THEY MAY PLACE THEIR INTERESTS AHEAD OF YOURS.

We believe that our officers and directors will be subject to conflicts of interest. The conflicts arise from their relationships with our affiliate. Yonglin Du, our chief executive officer, also serves as president and a director of Dahua Project Management Group Co. Ltd. ("Dahua Group"), a Beijing Municipal Government licensed construction project supervising business entity. Hua Meng, our chief financial officer, and Qinna Zeng, our corporate secretary, are also employed by Dahua Group. They may have conflicts of interest in allocating time, services, and functions between us and Dahua Group, in which any of them are or may become involved. Mr. Du anticipates devoting a minimum of twenty to thirty-two hours per week of his business hours, and each of Ms. Meng and Ms. Zeng fifteen to twenty hours of their business hours to our business activities. If and when the business operations increase and a more extensive time commitment is needed, they are prepared to devote more time to our affairs, in the event that becomes necessary.

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

    o   Changes in our operating expenses; and

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

The real estate development industry in general, and the residential luxury real estate development industry in particular, is a high risk industry, subject to changes in general economic conditions, fluctuating interest rates, and changing demand for the types of developments being considered. Volatility in local and regional land use demands, as well as changing supply and demand for the specific uses for which the real property is being developed, are also factors in assessing the relative risks of the business. The demand for residential real estate development is particularly sensitive to changing interest rates and shifting demographics. Both of these factors affecting the demand for residential housing are highly unpredictable over both the short-and long-term. If market conditions change dramatically and unfavorably to us, we may go out of business.


                  Risks Related to Doing Business in China

POLITICAL AND ECONOMIC POLICIES IN CHINA COULD AFFECT OUR BUSINESS IN UNPREDICTABLE WAYS.

Substantially all of our assets are located in China and substantially all of our revenues are expected to derive from our operations in China. Therefore, our results of operations and prospects are subject, to a significant degree, to economic and political developments in China. The economy of China differs from the economies of most developed countries in many respects, including:

     o   The extent of government involvement;

     o   Level of development; and

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

GOVERNMENT CONTROL OF CURRENCY CONVERSION MAY AFFECT OUR ABILITY TO PAY DIVIDENDS DECLARED, IF ANY, IN FOREIGN CURRENCIES.

It is expected that a substantial portion of our revenues, if any, will be in "yuan", the national currency of China, which is currently not a freely convertible currency. A portion of our revenues may have to be converted into US dollars to make payment of dividends declared, if any, in respect of our common shares. Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange of China by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies if foreign currencies become scarce in China. We may not be able to pay dividends in foreign currencies to our shareholders if the Chinese government restricts access to foreign currencies for current account transactions.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Although the exchange rate for Yuan to US dollars has relatively been stable, exchange rate fluctuations, if any, could bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.


                 Risks Related to Investment in Our Securities

THERE IS NOT NOW AND THERE MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK SHARES, WHICH MAY MAKE IT DIFFICULT FOR SHAREHOLDERS TO SELL SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We plan to apply for listing of our common stock on the OTC Bulletin Board upon the effectiveness of our registration statement on Form SB-2, which we have filed with the SEC. However, there is no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

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

     o Reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

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


Item 7.   Financial Statements

The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheet

    Consolidated Statements of Operations and Comprehensive Income (Loss)

    Consolidated Statements of Cash Flows

    Consolidated Statements of Changes in Stockholders' Equity

    Notes to Consolidated Financial Statements





                      Child, Van Wagoner & Bradshaw, PLLC

  A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
         5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107

Phone: (801) 281-4700,                                   Fax: (801) 281-4701



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Dahua, Inc.

We have audited the accompanying consolidated balance sheet of Dahua, Inc. as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dahua, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/Child, Van Wagoner & Bradshaw, PLLC
--------------------------------------
Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
February 10, 2006







                                    DAHUA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,
			             ASSETS                                2005

Current assets
 Cash and cash equivalents................................     $      417,065
 Inventory................................................         14,931,368
                                                               --------------
   Total current assets...................................         15,348,433

Property, plant & equipment
 Computer equipment.......................................              3,536
 Office equipment.........................................             44,541
 Telephones...............................................              1,051
 Vehicles.................................................             11,783
                                                                -------------
  Total property, plant & equipment.......................             60,911
Accumulated depreciation..................................           (29,083)
                                                                -------------
   Net property, plant and equipment......................             31,828

Restricted cash (note 7)..................................            355,674
Due from related parties..................................             45,779
                                                                -------------
Total assets                                                    $  15,781,714
                                                                =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable........................................      $      92,937
  Customer deposits.......................................          6,286,992
  Short-term loans-related parties........................          5,369,394
  Accrued interest-short-term loans, related parties......            460,279
  Accrued sales and income taxes..........................            223,782
  Accrued others..........................................             31,591
                                                                -------------
    Total current liabilities.............................         12,464,975

Minority interest in subsidiary...........................            683,240

Stockholders' equity

 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding..................                 -

 Common stock: par value $.0001; 80,000,000 shares
   authorized; 25,000,000 issued and outstanding...........             2,500

 Additional paid in capital................................         3,130,452
 Accumulated deficit.......................................         (570,136)
 Accumulated other comprehensive income....................            70,683
                                                               --------------
   Total stockholders' equity..............................         2,633,499

Total liabilities and stockholders' equity.................    $   15,781,714
                                                               ===============



           See accompanying notes to consolidated financial statements







                                    DAHUA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME (LOSS)

                                                                  Year ended
                                                                  December 31,
                                                        -------------------------------
                                                           2005              2004
                                                        -------------------------------
Revenues
 Sales revenues...................................     $   2,267,399      $          -
 Cost of goods sold...............................         1,530,731	             -
                                                       -------------      ------------
   Gross profit...................................           736,668                 -

Expenses
 Advertising......................................            98,970            122,534
 Depreciation.....................................             8,635              9,148
 Payroll expense..................................            65,201            130,622
 Other general and administrative.................           301,782		  281,094
                                                       -------------      -------------
    Total expenses................................           474,588		  543,398
                                                       -------------      -------------
Net income (loss) from operations.................           262,080          (543,398)

Other income (expense)
 Interest income..................................             3,625              2,315
 Interest expense.................................           (9,768)	              -
                                                       -------------       ------------
    Total other income (expense)..................           (6,143)	          2,315

Net income (loss) before taxes and minority interest         255,937          (541,083)

Provision for income taxes........................          (84,459)                  -

Net income (loss) before minority interest........           171,478          (541,083)

Less minority interest in subsidiary gain (loss)..            34,296		(108,217)
                                                       --------------     --------------
Net income (loss).................................      $    137,182      $   (432,866)

Foreign currency translation adjustment...........            70,683                  -

Comprehensive income (loss).......................       $   207,865      $   (432,866)
                                                       =============      =============

Basic and diluted earnings (loss) per share.......       $      0.01      $      (0.02)
                                                       =============      =============

Weighted average common shares outstanding........        22,520,548         20,000,000
                                                       ==============     =============


                  See accompanying notes to consolidated financial statements






                                   DAHUA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year ended
                                                              December 31,
                                                    -------------------------------
                                                           2005           2004
                                                    --------------------------------
Cash flows from operating activities:
 Net income (loss).............................     $        137,182  $   (432,866)
 Adjustments to reconcile net loss to
  net cash (used in )operations:
    Depreciation...............................                8,635          9,148
    Provision for allowance on accounts receivable                 -         56,943
    Minority interest..........................               34,296      (108,217)

 Changes in operating assets and liabilities:
   Inventory...................................          (6,481,319)    (3,621,344)
   Prepaid construction costs..................            1,531,457    (1,651,397)
   Loans receivable............................                    -         22,848
   Accounts payable............................               67,544      (183,313)
   Customer deposits...........................            1,256,601      4,913,361
   Accrued interest............................              200,880              -
   Accrued sales and income taxes..............              223,782              -
   Accrued others..............................                (518)         22,862
                                                       -------------   ------------
Net cash used in operations....................          (3,021,460)      (971,975)

Cash flows from investing activities:
 Advances to related parties...................                    -       (50,039)
 Repayment of advances to related parties......                4,260              -
 Purchases of property, plant & equipment......                    -        (2,185)
                                                       --------------  ------------
Net cash provided by (used in) investing activities            4,260       (52,224)

Cash flows from financing activities:
 Net proceeds from issuance of common stocks...            2,265,600              -
 Purchase of stock in merger transaction.......             (100,000)             -
 Net proceeds from related party loans payable.               140,115     1,394,284
 Investment in subsidiary by minority owner....               566,265	          -
                                                       --------------   -----------
Net cash provided by financing activities......             2,871,980     1,394,284

Effect of rate changes on cash.................                87,501	          -

Increase in cash and cash equivalents..........              (57,719)       370,085

Cash and cash equivalents, beginning of period.               474,784	    104,699

Cash and cash equivalents, end of period.......        $      417,065	$   474,784
                                                       ==============  ============

Supplemental disclosures of cash flow information:

  Interest paid in cash.........................       $        9,768	$         -
                                                       ==============   ============
  Income taxes paid in cash.....................       $            -	$         -
                                                       ==============   ============



                 See accompany notes to consolidated financial statements





                                           DAHUA
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ' EQUITY

                                                                                     Accumulated
                                                       Additional                       Other
                             Common        Common	   Paid in         Retained   Comprehensive      Total
                             Shares        Stock         Capital         Deficit        Income          Equity
                         -------------  -----------   --------------  -------------  --------------- ----------

Balance January 1, 2004	  20,000,000     $  2,000     $   965,352     $   (274,452)   $      -	     $  692,900

Net loss                                                                  (432,866)          -        (432,866)
                         -------------  -----------   --------------   -------------  --------------  ----------
Balance December 31, 2004 20,000,000        2,000         965,352         (707,318)          -          260,034

Stock purchased and
 canceled in merger
  transaction                      -            -        (100,000)                -          -        (100,000)

Issued common stock        5,000,000          500        2,265,100                                    2,265,600

Net income                         -            -                -           137,182         -          137,182

Foreign currency
Translation	                       -            -                -                 -      70,683         70,683
                         ------------   ----------    -------------   ---------------  -----------  ------------
Balance
  December 31, 2005        25,000,000   $    2,500    $  3,130,452     $    (570,136)   $  70,683    $ 2,633,499
                         ============  ============  ==============   ===============   ==========   ============



             See accompany notes to consolidated financial statements






                                    DAHUA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Nature of Operations

Dahua, Inc. ("Dahua") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. ("Norton"). The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre-acquisition owners and control persons of Bauer and the $100,00 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands ("BVI"). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. ("Subsidiary") on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China ("PRC"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre-acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as "the Company."

The Company engages in the development of real estate and the sale of commodity housing. The Company has completed all of the construction on its current development project and all of the houses are available for sale.

2.  Basis of Presentation

The consolidated financial statements include the accounts of Dahua, Inc., Bauer Invest, Inc. and Beijing Dahua Real Estate Development, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation. The Company records minority interest expense, which reflects the 20% portion of the earnings of Beijing Dahua Real Estate Development, Ltd. allocable to holders of the minority interest.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2005 and 2004.

Inventories

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method. No provision for potential obsolete inventory has been made.

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

     Computer equipment         3 years
     Office equipment           7 years
     Vehicles                   7 years

Depreciation expense for the years ended December 31, 2005 and 2004 was $8,635 and $9,148, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition

The Company recognizes revenue on the sale of a house when the consummation of a sale is evidenced by: 1) a contractual arrangement that is binding to both parties; 2) the exchange of all consideration (i.e. the seller has transferred to the buyer the usual risks and rewards of ownership and the buyer has made payment in full to the seller); 3) the arrangement of all permanent financing for which the seller is responsible and; 4) the performance of all conditions precedent to closing. No revenue is recognized when the Company's receivable is subject to future subordination, as is the case when the Company guarantees a bank loan for the period prior to the certification of title transfer.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $98,970 and $122,534 for years ended December 31, 2005 and 2004.

Foreign Currencies

The accompanying financial statements are presented in United States ("US") dollars. The functional currency is the Yuan Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

During July 2005, China changed its foreign currency exchange policy from a fixed RMB/US dollar exchange rate into a flexible rate under the control of China's government. We used the Closing Rate Method in translation of the financial statements.

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

Earnings Per Share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:


                                                               2005              2004
                                                         ------------------ --------------
NUMBERATOR FOR BASIC AND DILUTED EPS
  Net income (loss) to common stockholders               $         137,182   $    (432,860)
                                                         ==================  ==============

DENOMINATORS FOR BASIC AND DILUTED EPS
 Weighted average shares of common stock outstanding            22,520,548       20,000,000
                                                         ------------------  --------------
 Add: dilutive equity securities outstanding                             -                -
                                                         ------------------  --------------
 Denominator for diluted EPS                                    22,520,548       20,000,000
                                                         ------------------  --------------

EPS - Basic                                               $           0.01    $      (0.02)
                                                         ------------------  --------------
EPS - Diluted                                             $           0.01    $      (0.02)
                                                         ------------------  ---------------


The Company had no potentially dilutive securities outstanding at December 31, 2005 and 2004.

4. Inventory

Inventory represents completed houses available for sale at December 31, 2005. During the year, the Company completed all of its construction-in-progress. The Company had total of 76 luxurious residential units available for sale during 2005. As of December 31, 2005, six houses were sold, 26 houses were reserved with clients' deposits, and 44 houses were available for sale.

5. Related Party Transactions

The Company made an advance to a director in the amount of $45,779. The advance bears no interest and has no fixed repayment terms. Consequently, it has been excluded from current assets.

Short-term loans due to related parties had balances of $5,829,673 and $5,488,678 (including accrued interest of $460,279 and $259,399) at December 31, 2005 and 2004. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $200,880 and $161,238 for years ended December 31, 2005 and 2004. The entire interest amounts accrued through the completion of construction were capitalized as costs of construction.

6. Customer Deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the 26 customers' deposits at December 31, 2005 was $6,286,992. Of the 26 units reserved, 10 unit's deposits are money received from bank arrangements (see note 7) in the amounts of $2,918,216. Accordingly, the bank has liens against these 10 units.

7. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At December 31, 2005, the balance of this separate account was $355,674. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

8. Accrued Taxes Payables

The Company made a provision for sales tax and income tax, which totaled $138,067 and $85,715 respectively at December 31, 2005. Sales tax accrued is included as part of cost of inventory.

9. Additional Paid in Capital

The subsidiary increased its registered capital on May 12, 2005 and acquired the license on May 19, 2005. In this capital increase, Dahua increased its investment in the subsidiary by $2,265,600 and the minority shareholder increased its investment by $566,265. Dahua Project Management Group advanced funds to the Company to allow for the increase in investment. On September 21, 2005, the Company issued 4,750,000 shares to the individual owners of Dahua Project Management Group at the price of $0.477 per share in exchange for the short-term loans Dahua Group provided. According to the Share Exchange Agreement signed on January 30, 2005, it is Dahua's responsibility to maintain the proportionate ownership of the Company held by Comp Hotel International Ltd. ("Comp") and Waywood Investments Ltd. ("Waywood"). In this regard the Company issued 212,500 shares and 37,500 shares to Comp and Waywood, respectively. There's no cash inflow from this issuing. After the capital increase, the subsidiary's registered capital is $4,036,145, of which the Company, through Bauer, holds 80% of the shares.

10. Contingencies

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

11. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), "Share-Based Payment". As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period". This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company's financial position, results of operations or cash flows.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On or about January 1, 2006, Child, Sullivan & Company, our principal accountant, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we dismissed Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as our principal accountant for our fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was ratified by our Board of Directors.

None of the reports of Child, Sullivan & Company, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for the previous two fiscal years and interim period up to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that: 1) internal controls necessary to develop reliable financial statements did not exist; or
2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or 3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

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

Stan J.H. Lee, CPA served as the independent public accountants of our predecessor, Norton Industries Corp., for the period from March 8, 2002 (inception) to October 2003, when Stan J. H. Lee, CPA became unqualified because he did not register with the Public Company Accounting Oversight Board ("PCAOB") as required by the Sarbanes - Oxley Act of 2002 (the "Act"). Pursuant to the Act, accounting firms that are not registered with PCAOB are prohibited from preparing or issuing audit reports on U.S. public companies and from participating in such audits.

During the period as our independent public accountant, Stan J. H. Lee, CPA, issued a report for the period from March 8, 2002 (date of inception) to December 31, 2002. Stan J. H. Lee's report did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of Stan J. H. Lee for such period indicated conditions which raised substantial doubt about our ability to continue as a going concern.

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

At no time prior to January 30, 2005, did we (or anyone on behalf of us) consult with Child, Sullivan & Company on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was the subject of a disagreement with Stan J.H. Lee, CPA or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.


Item 8A.  Controls and Procedures

  (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures:

      (i) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings;

      (ii) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and

      (iii) include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)   Change in Internal Controls over Financial Reporting

As required by Rule 13a-15(d), the Company's executive management including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any change occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, there have been no changes in the Company's internal controls over financial reporting during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 8B.  Other Information

There were no events requiring disclosure that had not been made under Form 8K in the fourth quarter of our fiscal year.


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

The name, address, age and position of our officers and directors are set forth below:

    Name           Age                         Position Held
---------------    ----    -----------------------------------------------
Du Yonglin         64      President, Chief Executive Officer and Director
Wang Wulong        66      Director
Meng Hua           30      Chief Financial Officer
Zeng Qinna         28      Corporate Secretary

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

Mr. Wulong Wang has been our Director since January 30, 2005. A graduate of Beijing Post and Telecommunication University, Mr. Wang is a senior engineer and China's registered Consulting Engineer. He joined China's State Planning Commission in 1979, and served as its Deputy Chief of Investment Bureau from 1988 to 1992, Chief of Key Construction Bureau from 1992 to 1994, Chief of Investment Bureau from 1994 to 1995. From 1995 to 2002, Mr. Wang served as the President of China International Engineering Consulting Co. Limited, and from 2002 to the present as a member of the Expert Committee of China Engineering Consulting Co. Limited, as well as a member of the Economic Commission of Chinese National People's Political Consultative Conference.

Ms. Hua Meng has been our Chief Financial Officer since January 30, 2005. She graduated from the Central University of Finance and Economics of China in July 2003 with a master degree in accounting. Ms. Meng is a Certified Public Accountant in China. From July 1999 to May 2000, she was employed at Beijing Baisheng Light Industry Development Co. Ltd. as an accountant. From July 2003 to the present, Ms. Meng has also been chief financial officer of Dahua Project Management Group Co., Ltd., a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China.

Ms. Qinna Zeng has been our Corporate Secretary since January 30, 2005. She graduated from the Central University of Finance and Economics in China in July 2003 with a master degree in finance. From July 1999 to August 2000, Ms. Zeng worked for the Lichuan Branch of People's Bank of China as a statistician. From July 2003 to the present, Ms. Zeng has also been corporate secretary of Dahua Project Management Group Co. Ltd., a Beijing Municipal Government licensed construction project supervising business entity in Beijing, China.

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

Involvement in Certain Legal Proceedings
----------------------------------------

During the past five years, none of our officers, directors, promoters or control persons has had any involvement in any of the following events:

    1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

    3. Being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

    4. Being found by a court of competent jurisdiction, in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics
--------------

We had adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics may be obtained by any person, without charge, who sends a written request to Dahua Inc. c/o Corporate Secretary, 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2005, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.


Item 10.  Executive Compensation

We have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 and $145,103 for the year ending December 31, 2005 and 2004 respectively into short- term loans due to related parties for payment of the services.

Summary Compensation Table
--------------------------


                                    SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation
----------------------------------------------------------    ------------------------------------------------------
              Annual Compensation                                   Awards                        Payouts
----------------------------------------------------------    --------------------------  --------------------------
                                                                             Securities
Name and                                     Other Annual     Restricted     Underlying
Principal                 Salary     Bonus   Compensation       Stock         Options/        LTIP      All Other
Position          Year      ($)       ($)       ($)             Awards ($)      SARS         Payouts    Compensation
-------------------------------------------------------------------------------------------------------------------
Yonglin Du,
CEO and           2005	  24,145       -	       -	            -	         -	            -           -
President      	2004	  24,145	   -	       -	            -	         -	            -           -
                  2003    24,145	   -	       -	            -	         -	            -           -

Hua Meng          2005     7,250	   -	       -	            -	         -	            -           -
CFO         	2004	   7,250	   -	       -	            -	         -	            -           -
                  2003     7,250	   -	       -	            -	         -	            -           -
-------------------------------------------------------------------------------------------------------------------


(i) The annual salaries paid Mr. Du were 200,000 yuan, or approximately $24,145, and Ms. Meng 60,000 yuan, or approximately $7,250, respectively.

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

Long-Term Incentive Plans and Awards
------------------------------------

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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2006, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                     Name and Address of       Amount & Nature of
Title of Class        Beneficial Owner         Beneficial Owner      Percent of Class
----------------- ------------------------  ----------------------   ---------------
Common Stock          Yonglin Du                1,900,000 shares         7.60%
                      19th Floor, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili,
                      Beijing, China, 100012
-------------------------------------------------------------------------------------

Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of April 7, 2006, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

                      Name and Address of     Amount & Nature of
 Title of Class      Beneficial Owner(1)       Beneficial Owner      Percent of Class
----------------  ------------------------  ----------------------  --------------------
Common Stock          Yonglin Du(2)           1,900,000 shares            7.60%
                      19th Floor, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili,
                      Beijing, China, 100012

Common Stock          Qinna Zeng (3)             72,500 shares               * (4)
                      #1712, Courtyard 5,
                      Beiyuan Road, Chaoyang District,
                      Beijing

Common Stock          Hua Meng (5)              15,000 shares                *
                      # 8104, Courtyard
                      11, Anning Zhuang,
                      Xisanqi, Haidian District,
                      Beijing

Common Stock          Wang Wulong                 Nil                       Nil
                      c/o Dahua Inc.
                      19th Floor, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili,
                      Beijing, China, 100012

                      All officers and directors
                      as a group              1,987,500 shares             7.95%
--------------------------------------------------------------------------------------

(1) 	The persons named above do not have any specified rights to acquire, within 60 days of the date of this registration statement any options, warrants or rights and no conversion privileges or other similar obligations exist.

(2) 	Yonglin Du is our CEO, President and a director.

(3) 	Qinna Zeng is our Corporate Secretary.

(4) 	Less than one percent of the total number of shares outstanding.

(5) 	Hua Meng is our Chief Financial Officer.

We do not have any securities that are convertible into common stock.

Changes in Control
------------------

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


Item 12   Certain Relationships and Related Transactions


Transactions with Officers and Directors
----------------------------------------

As a shareholder of Bauer Invest Inc., Yonglin Du, our Chairman of the Board of Directors and Chief Executive Officer received 1,520,000 shares of our common stock as result of our reverse acquisition of Bauer on January 30, 2005. On September 21, 2005, as a result of the registered capital increase of Dahua Real Estate, Yonglin Du, received an additional 380,000 shares of our common stock. Please see "Recent Sales of Unregistered Securities" for more detailed information. The number of shares Mr. Du received in both events was on pro rata basis, i.e., the number of shares he received is proportionate to the number of shares he owned in Bauer.

Transactions with Promoters
---------------------------

Prior to the reverse merger on January 30, 2005, Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investment Ltd. ("Waywood") collectively owned 100% of capital stock of our predecessor, Norton Industries Corp. On January 30, 2005, Comp Hotel and Waywood entered into a share exchange agreement with Bauer Invest Inc., a British Virgin Islands corporation ("Bauer"), pursuant to which Comp Hotel and Waywood sold all outstanding capital shares, or 5,000,000 shares of common stock of Norton, to Bauer in exchange for $100,000 in cash and 5% of the post-acquisition shares. As a result, Waywood and Comp Hotel received 150,000 and 850,000 shares, respectively, of our common stock. The numbers of shares they received were proportionate to the respective numbers of shares they originally owned in Norton Industries Corp.

Waywood Investment Ltd. ("Waywood") is the sole promoter of our predecessor, Norton Industries Corp ("Norton"). Waywood is a small business consulting firm incorporated in the British Virgin Islands. Jianjun Zhang is the sole shareholder of Waywood. From inception of Norton until the reverse merger of Norton on January 30, 2005, Mr. Zhang was the sole director and executive officer of Norton. On February 26, 2003, Waywood entered into a stock purchase agreement with Comp Hotel International Ltd., a British Virgin Islands corporation ("Comp Hotel"), pursuant to which Comp Hotel acquired 4,250,000 shares, or 85%, of Norton's common stock from Waywood in exchange for $42,500 in cash. Comp Hotel is a travel-related service provider operating in Hong Kong, and is controlled by South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil in Indonesia. Immediately prior to the date of reverse merger between Bauer Invest and Norton Industries Corp., Comp Hotel, owned 85%, and Waywood owned 15%, of Norton's issued and outstanding shares, respectively.

In connection with issuance of additional common shares as a result of capital increase in our subsidiary, pursuant to a no-dilution clause of the Share Exchange Agreement dated January 30, 2005, on September 21, 2005, we issued 212,500 and 37,500 shares of our common stock to Comp Hotel and Waywood, respectively.

Related Party Loans
-------------------

Set forth below is a chart of all related party loans (lines of credit) extended to us as of December 31, 2005:

                Party                Current Loan Balance       Date
----------------------------------  --------------------- ----------------
Dahua Project Management Group       $     3,708,113        October 2001
Dahua Designation Institute                  557,621        September 2003
Beijing Dahua Guohong Invest Inc.             68,154        November 2002
Beijing Guohong Dahua Economic
 Research Center                             337,051        September 2002
Beijing Dahua Bidding Agency                 532,837        November 2004
Donghui Du                                    52,355        December 2001
Beijing Hua'an International
  Detector Technology Co.,                    10,595        April 2005
Beijing Dahua Weiye Invest Inc.               44,428        December 2005
Zhong He Fu Equipment Ltd.                    58,240        December 2005
-------------------------------------------------------------------------------
                      Total           $    5,369,394

All the related parties set forth above are parties in which Mr. Yonglin Du, our president and CEO, holds an executive position. Donghui Du is Mr. Yongling Du's son.

We entered a written loan agreement with Dahua Project Management Group. Please see Exhibit 10. 6. All other loans or lines of credit are extended based on verbal agreements. All the loans so borrowed are unsecured. The money we borrow from them bears interest at an annual rate of 6%, then prevailing market rate, repayable within 30 days upon demand by lender.

Transaction with Guohong Dahua Economic Research Center
-------------------------------------------------------

For the past two years, we have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide us with administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services.
We accrued $145,103 and $74,349 for each year ending December 31, 2004 and 2005 respectively into short- term loans due to related parties for payment of the services. The agreements were filed as Exhibits 10.7 and 10.8.


Item 13.  Exhibits

(a) The following exhibits are filed as part of this report.

  Exhibit
  Number                              Description
---------     --------------------------------------------------------------

  2.1 Share Exchange Agreement dated January 30, 2005 between Norton Industries Corp. and Bauer Invest, Inc. (Incorporated by reference to Current Report on Form 8-K filed on February 1, 2005, Commission File No. 0-49852).

  2.2 Share Exchange Agreement dated January 26, 2003 between Norton Industries Corp. and Comp Hotel International Ltd. (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

  2.3 Share Transfer Agreement dated May 25, 2004 between Bauer Invest, Inc. and Dahua Project Management Group Co., Ltd. (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File 333-122622).

  3.1 Articles of Incorporation (Incorporated by reference to Registration Statement on Form 10-SB filed on June 10, 2002, Commission File No. 0-49852).

  3.2 Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

  3.3 Bylaws (Incorporated by reference to Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49852).

  4.1 Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 10-SB/A filed on July 29, 2002, Commission File No. 0-49852).

 10.1 Land Use Rights Transfer Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622)

 10.2 Agreement dated September 24, 2003, between Beijing Dahua Real Estate and Aocheng Construction Management Ltd. (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622)

 10.3 National Land Use Permit issued on October 20, 2003 (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622)

 10.4 Development Planning Permit issued on September 4, 2003 (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622)

 10.5 Development Construction Permit issued on September 28, 2003 (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

10.6 Line of Credit Agreement between Beijing Dahua Real Estate and Dahua Project Management Group (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission
            File No. 333-122622).

 10.7	      Agreement between Beijing Dahua Real Estate Development Ltd. and
            Beijing Dahua Gonghong Economic Research Center dated June 18, 2003 (Incorporated by reference to Registration Statement on Form SB-2/A filed on March 8, 2006, Commission File No. 333-122622).

 10.8	      Agreement between Beijing Dahua Real Estate Development Ltd. and
            Beijing Dahua Gonghong Economic Research Center dated June 2004 (Incorporated by reference to Registration Statement on Form SB-2/A filed on March 8, 2006, Commission File No. 333-122622).

 14.1 Code of Business Conduct and Ethics (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

   21 Subsidiaries of the Registrant (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

   31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer ("Section 302 Certifications").

   31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer ("Section 302 Certifications").

   32.1     Section 906 Certifications by CEO.

   32.2     Section 906 Certification by CFO.


Item 14   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2005 and 2004:


       Fee category               2005                2004
------------------------    --------------      ----------------
Audit fees                    $  28,500           $   48,000
Audit-related fees                   -                     -
Tax fees                             -                     -
All other fees                       -                     -
-----------------------------------------------------------------
         Total fees          $   28,500           $   48,000

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2005, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2005 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.




                                     SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DAHUA, INC.

Date: April 12, 2006

By: /s/ Yonglin Du
------------------------------
Yonglin Du, President and
  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Yonglin Du                                        April 12, 2006
----------------------------------------------   ------------------------
Yonglin Du, President, Chief Executive Officer             Date
and Director


/s/ Hua Meng                                          April 12, 2006
---------------------------------------------    -----------------------
Hua Meng, Chief Financial Officer                          Date


/s/ Wulong Wang                                       April 12, 2006
--------------------------------------------     -----------------------
Wulong Wang, Director                                     Date