Form 10QSB
period 2006-03-31
DAHUA INC
filed 2006-05-18
CIK 1169354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

 [  ]   TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________________ to _______________

           Commission file number:                000-49852
                                  ___________________________________________

                                   DAHUA INC.
-----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

            Delaware                                    04-3616479
------------------------------------------------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
 of incorporation or organization)

           19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili,
                   Chaoyang District, Beijing, China, 100012
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                86-10-6480-1527
------------------------------------------------------------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of May 16, 2006: 25,000,000 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No [X]




                                  DAHUA INC.

                              Table of Contents



                         Part I. Financial Information

Item1.  Financial Statements

 Consolidated Balance Sheet as of March 31, 2006 (unaudited)

 Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2006 and 2005

 Consolidated Statements of Cash Flows (unaudited) for the Three Months
  Ended March 31, 2006 and 2005

 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures


                     Part II.   Other Information

Item 1.  Legal Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature







                       PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                                    DAHUA, INC.
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                             March 31
                    ASSETS                                     2006
                                                         -----------------
Current assets
 Cash and cash equivalents                               $         591,222
 Inventory                                                      15,552,648
                                                          ----------------
Total current assets                                            16,143,870

Property, plant & equipment
 Computer equipment                                                  6,469
 Office equipment                                                   44,836
 Telephones                                                          1,058
 Vehicles                                                           23,087
                                                          ----------------
Total property, plant & equipment                                   75,450
 Accumulated depreciation                                         (30,568)
                                                          ----------------
 Net property, plant and equipment                                  44,882

Restricted cash                                                    378,232
Due from related parties                                            46,082
                                                          ----------------
Total assets                                              $     16,613,066
                                                          ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                         $        119,200
 Customer deposits                                               7,135,530
 Short-term loans-related parties                                5,394,226
 Accrued interest-short-term loans, related parties                511,199
 Accrued sales and income taxes                                    245,094
 Accrued others                                                     33,634
                                                           ---------------
Total current liabilities                                       13,438,883

Minority interest in subsidiary                                    650,483

Stockholders' equity
 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding                               -
 Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 issued and outstanding                     2,500

Additional paid in capital                                      3,130,452
Accumulated deficit                                             (701,166)
Accumulated other comprehensive income                             91,914
                                                           --------------
Total stockholders' equity                                      2,523,700
                                                           --------------
Total liabilities and stockholders' equity                 $   16,613,066
                                                           ===============


      See accompanying notes to consolidated financial statements





                                  DAHUA, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                 Three months ended
                                                                      March 31,
                                                       ---------------------------------------
                                                            2006                    2005
Revenues
 Sales revenues                                        $      329,152         $             -
 Cost of goods sold                                           246,810                       -
                                                       --------------          --------------
Gross profit                                                   82,342                       -

Expenses
 Advertising                                                  127,023                  14,902
 Depreciation                                                   1,485                   1,708
 Payroll expense                                               17,972                  37,554
 Other general and administrative                             100,016                  87,340
                                                       ---------------          --------------
Total expenses                                                246,496                 141,504
                                                      ---------------          --------------
Net loss from operations                                    (164,154)               (141,504)
 Other income (expense)
 Interest income                                                  367                     962
                                                      ---------------          --------------
Total other income (expense)                                      367                     962
                                                       --------------          --------------
Net income (loss) before taxes and minority interest
                                                            (163,787)               (140,542)
Provision for income taxes                                          -                       -
                                                      ---------------          --------------
Net income (loss) before minority interest                  (163,787)               (140,542)

Minority interest in subsidiary loss                         (32,757)                (28,108)

Net loss                                              $     (131,030)         $     (112,434)
                                                      ===============         ===============

Foreign currency translation adjustment                        21,231                      -
                                                      ---------------          --------------
Comprehensive loss                                    $     (109,799)        $      (112,434)
                                                       ==============          ==============
Basic and diluted loss per share                      $        (0.01)        $         (0.01)
                                                       --------------          --------------

Weighted average common shares outstanding                25,000,000              20,000,000
                                                       ==============          ==============


                See accompany notes to consolidated financial statements




                                   DAHUA, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Three months ended
                                                                      March 31,
                                                        -----------------------------------
                                                             2006                 2005
Cash flows from operating activities:
Net income (loss)                                       $  (131,030)        $   (112,434)
Adjustments to reconcile net loss to
 net cash (used in )operations:
  Depreciation                                                 1,485               1,708
  Minority interest                                         (32,757)            (28,108)
Changes in operating assets and liabilities:
  Inventory                                                (621,280)           (448,633)
  Prepaid construction costs                                       -           (295,729)
  Loans receivable                                                 -           (172,480)
  Restricted cash                                           (22,558)                   -
  Accounts payable                                            26,263                   -
  Customer deposits                                          848,538           1,264,692
  Accrued interest                                            50,920              84,036
  Accrued sales and income taxes                              21,312                   -
  Accrued others                                               2,043               1,763
                                                       --------------      -------------
Net cash provided operations                                 142,936             294,815

Cash flows from investing activities:
 Advances to related parties                                   (303)                   -
 Repayment of advances to related parties                          -                   -
 Purchases of property, plant & equipment                   (14,539)                   -
                                                      --------------       -------------
Net cash (used in) investing activities                     (14,842)                   -

Cash flows from financing activities:
 Net proceeds from issuance of common stocks                       -                   -
 Purchase of stock in merger transaction                           -                   -
 Net proceeds from related party loans payable                24,832              10,883
 Investment in subsidiary by minority owner                        -                   -
                                                      ---------------      -------------
Net cash provided by financing activities                     24,832              10,883

Effect of rate changes on cash                                21,231	               -
                                                      ---------------      --------------
Increase in cash and cash equivalents                        174,157             305,698
Cash and cash equivalents, beginning of period               417,065             474,784
                                                      --------------       -------------
Cash and cash equivalents, end of period              $      591,222       $     780,482
                                                      ==============       =============

Supplemental disclosures of cash flow information:

Interest paid in cash                                 $            -       $           -
                                                      ===============      =============
Income taxes paid in cash                             $            -       $           -
                                                      ===============      =============



           See accompany notes to consolidated financial statements



                                   DAHUA INC.

                  Notes to the Unaudited Financial Statements

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

The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (BVI). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (Subsidiary) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China (PRC). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as 'the Company'.

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

          Computer equipment              3 years
          Office equipment                7 years
          Vehicles                        7 years

Depreciation expense for the three month periods ended March 31, 2006 and 2005 was $1,485 and $1,708, respectively.

Property, Plant, and Equipment (Continued)

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $127,023, and $14,902 for the three month periods ended March 31, 2006 and 2005.

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



Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview
--------

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2006, seven units have been sold, 28 units were reserved with clients' deposits, and 41 units were available for sale.

Plan of Operations
------------------

For the next 12 months, we plan to do the following:

(1) To date, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan, approximately $2.49 million, for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by June of 2006.

(2) As of March 31, 2006, we have sold 35 units, including 28 which were reserved with clients' deposits, out of the 76 housing units. For the next 12 months, we will continue to sell the remaining 41 units to the public. At present, we don't know when they can be sold, although we expect that they can be sold out by the end of December 2006. There is no significant amount of budget required.

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

(4) After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family homes (the Second Phase of Dahua Garden). We plan to begin our Second Phase of Dahua Garden in August 2006. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the end of 2008. It is estimated that approximately $60.5 million is needed to complete the project.

Results of Operations
---------------------

For the Three Months Ended March 31, 2006 and 2005

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. As of March 31, 2005, we have sold 7 units out of 76 units. For the three months ended March 31, 2006, we recognized sales revenues of $329,152 from the sale of our housing units. No sales revenues was recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Good Sold

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2006, our cost of good sold was $246,810. No cost of good sold was recorded for the three months ended March 31, 2005, because no houses had been sold.

Operating Expenses

For the three months ended March 31, 2006, our operating expenses were $246,496, an increase of 74.2%, as compared to $141,504 for the same period of prior year, largely due to the substantial increase, by 752%, in advertising expenses, from $14,902 for the quarter ended March 31, 2005 to $127,023 for the same period of 2006. Because of the completion of our First Phase of Dahua Garden, the payroll expenses were significantly reduced, from $37,554 for the three months ended March 31, 2005 to $17,972 for the same period of 2006. However, our other general and administrative expenses increased 14.5%, or $12,676.

Net Loss

For the three months ended March 31, 2006, we had a net loss of $131,030, or $0.01 per share, as compared with a net loss of $112,434, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group
("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. At March 31, 2006, our customer deposit balance was $7,135,530.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of March 31, 2006, the short-term loans due to related parties had balance of $5,394,226, plus accrued interest of $511,199.

As of March 31, 2006, we had cash and cash equivalent balance of $591,222. For the three months ended March 31, 2006, our operating activities provided $142,936 of net cash, largely due to increase in customer deposits of $848,538, and offset by increase in inventory of $621,280. During the three months ended March 31, 2006, our investing activities used $14,842 of net cash, mainly for the purchase of property and equipment. For the same period, the financing activities provided us with $24,832 of net cash, which were net proceeds from loans payable to a related party.

Our First Phase of Dahua Garden was completed in December 2005. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, and short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

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

Off-balance sheet arrangements
------------------------------

We entered into an agreement with each of two banks that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At March 31, 2006, the balance of the separate accounts was $378,232. Since we don't recognize revenue when our receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.


Item 3.       CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and our internal control over financial reporting. This evaluation was performed by our President and Chief Executive Officer, Yonglin Du and Meng Hua, our Chief Financial Officer.

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


Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

          None.


Item 3.   DEFAULTS UPON SENIOR SECURITIES: None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION:  None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                       Description
 ---------      --------------------------------------------------
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


DAHUA, INC.



By: /s/ Yonglin Du
---------------------------------------------------
Younglin Du, Chief Executive Officer and President

May 16, 2006