Form 10QSB/A
period 2005-03-31
DAHUA INC
filed 2006-08-10
CIK 1169354

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________________

     Commission file number:                            000-49852
                             _________________________________________________

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

            19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili,
                  Chaoyang District, Beijing, China, 100012
-------------------------------------------------------------------------------
                       (Address of principal executive offices)

                                86-10-6480-1527
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                             NORTON INDUSTRIES CORP.
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of August 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]






                                      DAHUA INC.

                                  Table of Contents



Part I. Financial Information

Item1.  Financial Statements

 Consolidated Balance Sheet as of March 31, 2005 (unaudited) (Restated)..     3

 Consolidated Statements of Operations for the Three Months
  Ended March 31, 2005 and 2004 (Unaudited) .............................     4

 Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2005 and 2004 (Unaudited) (Restated)...................     5

 Notes to Consolidated Financial Statements..............................     6

Item 2. Management's Discussion and Analysis or Plan of Operation........     11

Item 3. Controls and Procedures..........................................     14


Part II.   Other Information

Item 1.  Legal Information...............................................     14
Item 2.  Changes in Securities...........................................     14
Item 3.  Defaults Upon Senior Securities.................................     15
Item 4.  Submission of Matters to a Vote of Security Holders.............     15
Item 5.  Other Information...............................................     15
Item 6.  Exhibits and Reports on Form 8-K................................     15

Signatures...............................................................     15






PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements




                                         DAHUA INC.
                         Consolidated Balance Sheet (Unaudited)
                                       (Restated)

                                        ASSETS

                                                                 March 31, 2005
                                                                ---------------
Current Assets:
 Cash and cash equivalents..............................        $       780,482
 Inventory..............................................              8,898,682
 Prepaid construction costs.............................              2,131,126
                                                                ---------------
    Total Current Assets................................             11,810,290

Property, Plant, & Equipment:
 Computer equipment.....................................                  3,450
 Office equipment.......................................                 43,464
 Telephones.............................................                  1,026
 Vehicles...............................................                 11,498
                                                                ---------------
   Total Property, Plant, & Equipment...................                 59,438
   Less: Accumulated depreciation.......................               (21,536)
                                                                ---------------
   Net property, plant and equipment....................                 37,902

Due from related parties................................                 50,039
Loan receivable.........................................                 72,480
                                                                ---------------

Total Assets............................................        $    11,970,711
                                                                ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.......................................        $        25,393
 Customer deposits......................................              6,243,349
 Short-term loans - related parties.....................              5,240,162
 Accrued interest - short-term loans, related parties...                343,435
 Other accruals.........................................                 33,872
                                                                ---------------
    Total Current Liabilities...........................             11,886,211

Minority interest in subsidiary.........................                 36,900

Stockholders' Equity:

 Preferred stock: par value $.0001, 20,000,000 shares
  authorized; none issued and outstanding...............                      -
 Common stock: par value $.0001; 80,000,000 shares
  authorized; 20,000,000 share issued and outstanding...                  2,000
 Additional paid-in capital.............................                865,352
 Accumulated deficit....................................              (819,752)
                                                                ---------------
   Total stockholders' equity...........................                 47,600

Total Liabilities and Stockholders' Equity..............        $    11,970,711
                                                                ===============





     See accompanying notes to unaudited consolidated financial statements







                                       DAHUA, INC.
                       Consolidated Statements of Operations (Unaudited)



                                                                  Three Months Ended March 31,
                                                            ----------------------------------------
                                                                  2005                   2004
                                                            -----------------    -------------------
Revenues
 Sales revenue..................................            $               -     $               -
 Cost of goods sold.............................                            -                     -
                                                            -----------------    -------------------
   Gross Profit.................................                            -                     -

Expenses
 Advertising....................................                       14,902                30,633
 Depreciation...................................                        1,708                 2,287
 Payroll expense................................                       37,554                32,656
 Other general and administrative...............                       87,340                70,273
                                                            -----------------     -----------------
   Total expenses...............................                      141,504               135,849
                                                            -----------------     -----------------

Net loss from operations........................                    (141,504)             (135,849)

Other Income
 Interest income................................                          962                   579
                                                             ----------------     -----------------
  Total other income............................                          962                   579
                                                             ----------------     -----------------

Net loss before taxes and minority interest.....                    (140,542)             (135,270)

Provision for income taxes......................                            -                     -

Net loss before minority interest...............                    (140,542)             (135,270)

Minority interest in subsidiary loss............                       28,108                27,054

Net loss........................................              $     (112,434)      $      (108,216)
                                                              ===============      ================

Basic and diluted loss per share................              $        (0.01)      $         (0.01)
                                                              ===============      ================

Weighted average common shares outstanding......                   20,000,000            20,000,000
                                                              ===============      ================


         See accompanying notes to unaudited consolidated financial statements









                                    DAHUA, INC.
                  Consolidated Statements of Cash Flows (Unaudited)
                                    (Restated)



                                                                     Three Months Ended March 31,
                                                                -------------------------------------
                                                                      2005                2004
                                                                -------------------  ----------------
Cash Flows from Operating Activities:
 Net loss............................................           $         (112,434)  $       (108,216)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation......................................                         1,708              2,287
   Provision for allowance on accounts receivable....                             -             14,236
   Minority interest.................................                      (28,108)           (27,054)
   Changes in operating assets and liabilities:
    Inventory........................................                     (448,633)          (905,336)
    Prepaid construction costs.......................                     (295,729)          (412,849)
    Loans receivable.................................                      (72,480)              5,712
    Accounts payable.................................                             -           (45,828)
    Customer deposits................................                     1,264,692          1,228,340
    Accrued interest.................................                        84,036                  -
    Other accruals...................................                         1,763              5,715
                                                                 ------------------   ----------------
       Cash provided by (used in) operating activities                      394,815          (242,993)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment...........                             -              (546)
                                                                 ------------------  -----------------
       Cash used in investing activities.............                             -              (546)

Cash Flows from Financing Activities:
 Net payment on loans payable........................                             -            (8,533)
 Net proceeds from loans payable, related party......                        10,883            357,104
 Acquired treasury stock.............................                     (100,000)                  -
                                                                  -----------------  -----------------
       Cash (used in) provided by financing activities                     (89,117)            348,571

Increase in cash and cash equivalents................                       305,698            105,032
                                                                  -----------------   ----------------

Cash and cash equivalents, beginning of period......                        474,784            104,699
                                                                  -----------------   ----------------
Cash and cash equivalents, end of period............               $        780,482   $        209,731
                                                                  =================   ================

Supplemental disclosure of cash flow information:

  Interest paid in cash.............................                $             -   $              -
                                                                  =================   ================
  Income taxes paid in cash.........................                $             -   $              -
                                                                  =================   ================




               See accompanying notes to unaudited consolidated financial statements




                                    DAHUA, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

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

4. Inventory

Inventory costs consist of the following at March 31, 2005 and December 31, 2004:

                                                                  March 31, 2005          Dec. 31, 2004
                                                               ---------------------   -------------------
  Compulsory land acquisition and removal compensation          $         3,470,992     $        3,470,992
  Construction and installation project cost                              1,705,077              1,474,022
  Prophase engineering cost                                                 705,244                687,000
  Infrastructure cost                                                     1,355,418              1,239,927
  Auxiliary public establishment                                            277,414                264,475
  Indirect development cost, including capitalized interest               1,384,537              1,313,633
                                                               --------------------     -------------------
                                                                 $        8,898,682      $       8,450,049

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

8.  Restatement of financial statements

Subsequent to the publication of the financial statements in form 10-QSB it was discovered that an error had been made on consolidation. The amount of $100,000 paid to acquire and cancel treasury stock was incorrectly shown as loans receivable. Other amounts shown as due from related parties and loans receivable, previously classified as current assets, were determined to be other assets due to the lack of fixed repayment terms. The restatements had no effect on the statements of operations for the three ended March 31, 2005.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report (August 9, 2005). These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

Background

Dahua, Inc. (the "Company") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre acquisition owners and control persons of Bauer.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands. Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (Subsidiary) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre acquisition owners and control persons of the Subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers.

Operation Overview

The Company, through its 80% owned subsidiary Beijing Dahua Real Estate Development Ltd. ("Dahua Real Estate"), engages in the business of development, construction and sale of luxury single-family homes in Beijing, China.

In July 2003, the Company began to develop its first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 76 luxury residential housing units, all of which are single houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms with built-in closets and adjacent bathrooms, an open eat-in kitchen, a family room, a living room, and an attic solarium for indoor sun bathing. The construction began in July 2003 and was substantially completed in December 2004. As of March 31, 2005, the Company was finishing up plumbing, wiring and landscaping.

As of March 31, 2005, the Company has pre-sold 24 of the 76 units of the First Phase, out of which none unit has been paid in full, all pre-sold 24 units were reserved with clients' deposits and are being paid off in installments, and 52 units were available for sale. Because the home units have not been delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank. As of March 31, 2005, we had received customer deposits totaling $6.24 million.

Results of Operations
---------------------

Three Months Ended March 31, 2005 and 2004

Revenue

The Company started its first construction project on development of real estate residential single-family homes in July 2003, and the construction was substantially completed in December 2004. During the three-month period ended March 31, 2005, the Company was finishing up plumbing, wiring and landscaping. As of March 31, 2005, the Company has pre-sold 24 of the 76 units of the First Phase, out of which none unit has been paid in full, all pre-sold 24 units were reserved with clients' deposits and are being paid off in installments, and 52 units were available for sale. Because the home units have not been delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and all requirements for revenue recognition are met. Accordingly, no sales revenues have been recognized for the three months ended March 31, 2005 and 2004, respectively.

Operating Expenses

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

Liquidity and Capital Resources

Since inception, the operations of the Company has been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), an affiliate, and customer deposits that the Company received from its pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, the Company is permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which the Company used to construct its residential housing units. At March 31, 2005, customer deposit balance was $6,243,349.

The Company also borrows from time to time based on a verbal line of credit agreement from Dahua Group, an affiliate. The funds so borrowed are unsecured and there is no upper limit on the amount of money that the Company can borrow as long as there are funds available and the Company needs it for its operation. The loans carry an annual interest of 6%, repayable within 30 days upon demand. As of March 31, 2005, the short-term loans due to related parties had balance of $5,583,597, accrued interest included.

For the three months ended March 31, 2005, the operating activities of the Company provided $394,815 of net cash, largely by an increase in customer deposits of $1,264,692, and offset by increase in inventory of $448,633, prepaid construction costs of $295,729, and decrease in loans receivable of $72,480.
For the three months ended March 31, 2005, the Company had no investing activities. For the same period, the financing activities of the Company used $89,117 of net cash, of which $100,000 was used to acquire and cancel treasury stock, and offset by borrowing from a related party of $10,883.

As of March 31, 2005, the First Phase of Dahua Garden was substantially completed. The Company is currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden, which will include 250 luxurious single-family houses located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. As of the date of this report (August 8, 2005), the Company is in the process of applying for necessary licenses, permits or approvals. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. The Company has made no material commitments for capital expenditures.

While there can be no assurance that the Company will have sufficient funds over the next twelve months, the Company believes that funds generated from the sale of our First Phase of Dahua Garden housing units, customer deposits from pre-sale contracts, and the line of credit provided by Dahua Group, will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. In that case, we may seek financing from institutional investors or banks to identify additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-balance sheet arrangements

The Company entered into an agreement with each of two banks that extended mortgage loans to its home buyers, whereby the Company agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At March 31, 2005, there was no balance in the separate accounts


Item 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, and our internal control over financial reporting. This evaluation was performed by our President and Chief Executive Officer, and our Chief Financial Officer.

Based upon the Evaluation, our CEO and CFO have concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared, and that the internal controls of the Company are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in the Company's internal controls that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls.



                   PART II.  OTHER INFORMATION


Item 1.     Legal Information:   None.

Item 2.     Changes in Securities:  None.

Item 3.     Defaults Upon Senior Securities:  None.

Item 4.     Submission of Matters to a Vote of Security Holders:  None.

Item 5.     Other Information:  None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.             Description
----------    -----------------------------------
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


Date: August 8, 2006