Form 10QSB/A
period 2005-06-30
DAHUA INC
filed 2006-08-10
CIK 1169354

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________________

        Commission file number:                       000-49852
                                ______________________________________________


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

                                      N/A
------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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





                                       DAHUA INC.

                                   Table of Contents


Part I. Financial Information


Item1.  Financial Statements

 Consolidated Balance Sheet as of June 30, 2005 (unaudited) (Restated)         3

 Consolidated Statements of Operations for the Three and Six Months
   Ended June 30, 2005 and 2004 (Unaudited)...........................         4

 Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2005 and 2004 (Unaudited) (Restated)................         5

 Notes to Consolidated Financial Statements...........................         6


Item 2. Management's Discussion and Analysis or Plan of Operation.....        11


Item 3. Controls and Procedures.......................................        15


Part II.   Other Information

Item 1.  Legal Information............................................        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..        15
Item 3.  Defaults Upon Senior Securities..............................        15
Item 4.  Submission of Matters to a Vote of Security Holders..........        16
Item 5.  Other Information............................................        16
Item 6.  Exhibits and Reports on Form 8-K.............................        16

Signatures............................................................        16






PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                                     DAHUA INC.
                        Consolidated Balance Sheet (Unaudited)
                                     (Restated)

                                       ASSETS

                                                               June 30, 2005
                                                              ----------------
Current Assets:
 Cash and cash equivalents..........................          $        300,778
 Inventory (note 4).................................                 9,319,356
 Prepaid construction costs (note 7)................                 4,791,514
                                                              ----------------
   Total Current Assets.............................                14,411,648

Property, Plant, & Equipment:
 Computer equipment.................................                     3,450
 Office equipment...................................                    43,464
 Telephones.........................................                     1,026
 Vehicles...........................................                    11,498
                                                              ----------------
   Total Property, Plant, & Equipment...............                    59,438
   Less: Accumulated depreciation...................                  (23,244)
                                                              ----------------
   Net property, plant and equipment................                    36,194

Due from related party..............................                    50,039
Loans receivable....................................                    12,021
                                                              ----------------

Total Assets........................................          $     14,509,902
                                                              ================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...................................           $             -
 Customer deposits (note 6).........................                 6,483,977
 Short-term loans - related parties (note 5)........                 7,105,399
 Accrued interest - short-term loans, related parties                  352,037
 Other accruals.....................................                    34,796
                                                              ----------------
   Total Current Liabilities........................                13,976,209

Minority interest in subsidiary.....................                   581,394

Stockholders' Equity:

 Preferred stock: par value $.0001, 20,000,000 shares
  authorized; none issued and outstanding...........                         -
 Common stock: par value $.0001; 80,000,000 shares
  authorized; 20,000,000 share issued and outstanding                    2,000
 Additional paid-in capital..........................                  865,352
 Accumulated deficit.................................                (915,053)
                                                              ----------------
   Total stockholders' equity........................                 (47,701)
                                                              ----------------

Total Liabilities and Stockholders' Equity...........         $     14,509,902
                                                              ================





     See accompanying notes to unaudited consolidated financial statements










                                        DAHUA, INC.
                        Consolidated Statements of Operations (Unaudited)



                                                                   Three months ended              Six months ended
                                                                        June 30,                       June 30,
                                                              ------------------------------   ----------------------------
                                                                   2005           2004              2005           2004
                                                              --------------- --------------   -------------  -------------
Revenues
 Sales revenues..................................              $           -  $           -    $           -  $          -
 Cost of goods sold..............................                          -              -                -             -
                                                              --------------  --------------   -------------  -------------
   Gross Profit..................................                          -              -                -             -

Expenses
 Advertising.....................................                     46,042         30,634           60,944        61,267
 Depreciation....................................                      1,708          2,287            3,416         4,574
 Payroll expense.................................                    (6,447)         32,655           31,107        65,311
 Other general and administrative................                     78,445         70,274          165,785       140,547
                                                               -------------  -------------    -------------  ------------
   Total expenses................................                    119,748        135,850          261,252       271,699
                                                               -------------  -------------    -------------  ------------

Net loss from operations.........................                  (119,748)      (135,850)        (261,252)     (271,699)

Other Income
 Interest income.................................                        621            579            1,583         1,158
                                                               -------------  -------------    -------------  ------------
   Total other income............................                        621            579            1,583         1,158
                                                               -------------  -------------    -------------  ------------

Net loss before taxes and minority interest......                  (119,127)      (135,271)        (259,669)     (270,541)

Provision for income taxes.......................                          -              -                -             -
                                                               -------------  -------------    -------------  ------------

Net loss before minority interest................                  (119,127)      (135,271)        (259,669)     (270,541)

Minority interest in subsidiary loss.............                     23,826         27,054           51,934        54,108
                                                               -------------  -------------    -------------  ------------

Net loss.........................................              $    (95,301)  $   (108,217)    $   (207,735)  $  (216,433)
                                                               =============  =============    =============  ============

Basic and diluted loss per share.................              $      (0.00)  $      (0.01)    $      (0.01)  $     (0.01)
                                                               =============  =============    =============  ============

Weighted average common shares outstanding.......                 20,000,000     20,000,000       20,000,000    20,000,000
                                                               =============  =============    =============  ============



                   See accompanying notes to unaudited consolidated financial statements










                                    DAHUA, INC.
                  Consolidated Statements of Cash Flows (Unaudited)
                                     (Restated)


                                                                     Six months ended June 30,
                                                                  ------------------------------------
                                                                       2005                 2004
                                                                  ------------------  ----------------
Cash Flows from Operating Activities:
Net loss..............................................             $       (207,735)  $      (216,433)
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation........................................                        3,416              4,574
  Minority interest...................................                      (51,934)          (58,674)
 Changes in operating assets and liabilities:
  Inventory...........................................                     (869,307)       (1,810,672)
  Prepaid construction costs..........................                   (2,956,117)         (825,699)
  Loan receivable.....................................                     (112,021)            79,791
  Due from related parties............................                             -          (25,020)
  Accounts payable....................................                      (25,393)          (91,657)
  Customer deposits...................................                     1,505,320         2,456,681
  Accrued interest....................................                        92,638            80,619
  Other accruals......................................                         2,687            11,431
                                                                   -----------------  ----------------
     Net cash used in operating activities............                   (2,518,446)         (395,059)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment............                             -           (1,093)
                                                                   -----------------  ----------------
     Net cash used in investing activities............                             -           (1,093)

Cash Flows from Financing Activities:
 Net payment on loans payable.........................                             -          (34,134)
 Net proceeds from loans payable, related party.......                     1,876,120           615,328
 Acquired treasury stock..............................                     (100,000)                 -
 Investment in subsidiary by minority owner...........                       568,320                 -
                                                                   -----------------  ----------------
    Net cash provided by financing activities.........                     2,344,440           581,194
                                                                   -----------------  ----------------
Increase (decrease) in cash and cash equivalents......                     (174,006)           185,042

Cash and cash equivalents, beginning of period........                       474,784           104,699
                                                                   -----------------  ----------------
Cash and cash equivalents, end of period..............             $         300,778   $       289,741
                                                                   =================  ================

Supplemental disclosure of cash flow information:

  Interest paid in cash...............................             $               -   $             -
                                                                   =================   ===============
  Income taxes paid in cash...........................             $               -   $             -
                                                                   =================   ===============




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

Revenue Recognition

The Company recognizes revenue on the sale of a house when the consummation of a sale is evidenced by: 1) a contractual arrangement that is binding to both parties; 2) the exchange of all consideration (i.e. the seller has transferred to the buyer the usual risks and rewards of ownership and the buyer has made payment in full to the seller); 3) the arrangement of all permanent financing for which the seller is responsible and; 4) the performance of all conditions precedent to closing. No revenue is recognized when the Company's receivable is subject to future subordination, as is the case when the Company guarantees a bank loan for the period prior to the certification of title transfer

Advertising Expenses

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

4.  Inventory

Inventory costs consist of the following at June 30, 2005 and December 31, 2004:


                                                                     June 30, 2005      Dec. 31, 2004
                                                                 -------------------  ----------------

  Compulsory land acquisition and removal compensation          $    3,470,992         $    3,470,992
  Construction and installation project cost                         1,833,246              1,474,022
  Prophase engineering cost                                            734,312                687,000
  Infrastructure cost                                                1,430,476              1,239,927
  Auxiliary public establishment                                       350,878                264,475
  Indirect development cost, including capitalized interest          1,499,452              1,313,633
                                                                ---------------------  ---------------
                                                                $    9,319,356          $   8,450,049


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

9.  Restatement of financial statements

Subsequent to the publication of the financial statements in form 10-QSB it was discovered that an error had been made on consolidation. The amount of $100,000 paid to acquire and cancel treasury stock was incorrectly shown as loans receivable. Other amounts shown as due from related parties and loans receivable, previously classified as current assets, were determined to be other assets due to the lack of fixed repayment terms. The restatements had no effect on the statements of operations for the three and six months ended June 30, 2005.



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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was substantially completed in December 2004. As of June 30, 2005, the Company was finishing up plumbing, electric wiring, water supply, and landscaping, which is expected to be completed by the end of October 2005.

As of June 30, 2005, the Company has pre-sold 25 of the 76 units of the First Phase, out of which none unit has been paid in full, all pre-sold 25 units were reserved with clients' deposits and are being paid off in installments, and 51 units were available for sale. Because the home units have not been delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank. As of June 30, 2005, we had received customer deposits totaling $7.10 million

As of June 30, 2005, the Company was in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Chanping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for RMB 4.5 to 6 million, or approximately $ 550,000 to $720,000. The Company will serve as the sole developer of the project, including construction and sales. The Second Phase is not contingent upon the Company's successful completion of the First Phase. As of the date of this Report (September 21, 2005), the status of the Company's applications for permits, licenses and approvals is set forth below:

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

Results of Operations
---------------------

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

Revenue

The Company started its first construction project on development of real estate residential single-family homes in July 2003, and the construction was substantially completed in December 2004. During the three-month period ended June 30, 2005, the Company was finishing up plumbing, wiring and landscaping. As of June 30, 2005, the Company had pre-sold 25 of the 76 units of the First Phase, out of which none unit has been paid in full, all pre-sold 25 units were reserved with clients' deposits and are being paid off in installments, and 51 units were available for sale. Because the home units have not been delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and all requirements for revenue recognition are met. Accordingly, no sales revenues have been recognized for the three months ended June 30, 2005 and 2004, respectively.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

Revenue

The Company started its first construction project on development of real estate residential single-family homes in July 2003, and the construction was substantially completed in December 2004. During the six-month period ended June 30, 2005, the Company was finishing up plumbing, wiring and landscaping. As of June 30, 2005, the Company had pre-sold 25 of the 76 units of the First Phase, out of which none unit has been paid in full, all pre-sold 25 units were reserved with clients' deposits and are being paid off in installments, and 51 units were available for sale. Because the home units have not been delivered to the buyers, all funds received from the pre-sold units and installment payments are recorded as customer deposits until physical delivery and all requirements for revenue recognition are met. Accordingly, no sales revenues have been recognized for the three months ended June 30, 2005 and 2004, respectively.

Operating Expenses

For the six months ended June 30, 2005, the Company's operating expenses were $261,252, as compared to $271,699 for the same period of the previous year. The decrease was largely due to a decrease ($34,204) in payroll expenses and offset by an increase ($25,238) in other general and administrative expenses.

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

After receiving the Residential Housing Pre-sale Permit issued by the government, the Company is permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which the Company used to construct its residential housing units. At June 30, 2005, customer deposit balance was $6,483,977.

The Company also borrows from time to time based on a verbal line of credit agreement from Dahua Group, an affiliate. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The loans carry an annual interest of 6%, repayable within 30 days upon demand. As of June 30, 2005, the short-term loans due to related parties had balance of $7,105,399, accrued interest included.

For the six months ended June 30, 2005, the Company's operating activities used $2.52 million of net cash, primarily due to an increase in inventory of $869,307, prepaid construction costs of $2,956,117, and offset by increase in customer deposits of $1,505,320. For the six months ended June 30, 2005, the Company had no investing activities. For the same period, the financing activities of the Company provided $2,344,440 of net cash, largely by net proceeds from related part loans payable ($1,876,126), and investment in subsidiary by minority owner ($568,320), offset by using $100,000 to acquire and cancel treasury stock.

As of June 30, 2005, the Company was applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden, which will include 250 luxurious single-family houses located on a 267,000 square meter site with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. As of the date of this report, the Company is in the process of applying for necessary licenses, permits or approvals. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. The Company has made no material commitments for capital expenditures.

While there can be no assurance that the Company will have sufficient funds over the next twelve months, the Company believes that funds generated from the sale of its First Phase of Dahua Garden housing units, customer deposits from pre-sale contracts, and the line of credit provided by Dahua Group, will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, the Company's continuing operating and investing activities may require it to obtain additional sources of financing. In that case, the Company may seek financing from institutional investors or banks to identify additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

Off-balance sheet arrangements

The Company entered into an agreement with each of two banks that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At June 30, 2005, the balance of the separate accounts was $295,042. Since the Company doesn't recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.


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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

          None.

ITEM 3.   Defaults Upon Senior Securities:   None.

ITEM 4.   Submission of Matters to a Vote of Security Holders:   None.

ITEM 5.   Other Information:  None.

ITEM 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

Exhibit No.             Description
----------  ----------------------------------------
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