Form 10QSB
period 2006-06-30
DAHUA INC
filed 2006-08-21
CIK 1169354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________

     Commission file number:                     000-49852
                             ________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No.


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of August 11, 2006.

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No [X]





                                     DAHUA INC.

                                 Table of Contents



Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of June 30, 2006 (unaudited)                   3

  Consolidated Statements of Operations and Comprehensive Income (loss)
   for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)       4

  Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2006 and 2005 (Unaudited)                                    5

  Notes to Consolidated Financial Statements                                   6


Item 2. Management's Discussion and Analysis or Plan of Operation             12


Item 3. Controls and Procedures                                               16


Part II.   Other Information

Item 1.  Legal Information                                                    16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  17
Item 5.  Other Information                                                    17
Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17





                             PART I.   FINANCIAL INFORMATION




ITEM 1.  Financial Statements



                                     DAHUA INC.
                            Consolidated Balance Sheet
                                    (Unaudited)

                                      ASSETS


                                                                  June 30, 2006
                                                                  -------------
Current Assets:
 Cash and cash equivalents............................       $        2,231,718
 Inventory (note 4) ..................................               14,938,676
                                                             ------------------
   Total Current Assets...............................               17,170,394

Property, Plant, & Equipment:
 Computer equipment...................................                   14,186
 Office equipment.....................................                   46,934
 Telephones...........................................                    2,801
 Television...........................................                    5,456
 Vehicles.............................................                   30,181
                                                             ------------------
  Total Property, Plant, & Equipment..................                   99,558
  Less: Accumulated depreciation......................                 (32,620)
                                                             ------------------
  Net property, plant and equipment...................                   66,938

Loans receivable......................................                  127,519
Deferred - VAT tax....................................                  222,015
Restricted cash.......................................                  375,349
Due from related parties..............................                  171,180
                                                             ------------------

Total Assets..........................................        $      18,133,395
                                                             ==================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable.....................................        $          93,750
 Customer deposits (note 6)...........................                8,212,902
 Short-term loans - related parties (note 5)..........                5,271,939
 Accrued interest - short-term loans, related parties.                  560,140
 Income tax payable...................................                  170,477
 Other accruals.......................................                  102,973
                                                             ------------------
   Total Current Liabilities..........................               14,412,181

Minority interest in subsidiary.......................                  758,051

Stockholders' Equity:

 Preferred stock: par value $.0001, 20,000,000 shares authorized;
   none issued and outstanding.........................                       -
 Common stock: par value $.0001; 80,000,000 shares authorized;
   25,000,000 shares issued and outstanding............                   2,500
 Additional paid-in capital............................               3,130,452
 Accumulated deficit...................................               (270,894)
 Accumulated other comprehensive income................                 101,105
                                                             ------------------
   Total stockholders' equity..........................               2,963,163
                                                             ------------------

Total Liabilities and Stockholders' Equity.............      $       18,133,395
                                                             ==================



     See accompanying notes to unaudited consolidated financial statements











                                    DAHUA, INC.
        Consolidated Statement of Operations and Comprehensive Income (loss)
                                    (Unaudited)




                                                         Three months ended             Six months ended
                                                             June 30,                       June 30,
                                                    ----------------------------  ------------------------------
                                                         2006           2005            2006           2005
                                                    --------------  ------------  --------------  --------------
Revenues
 Sales revenues.............................        $    3,081,195  $          -  $    3,410,347  $            -
 Cost of goods sold.........................             1,801,817             -       2,048,627               -
                                                    --------------  ------------  --------------- --------------
   Gross Profit.............................             1,279,378             -       1,361,720               -

Expenses
 Advertising................................               251,371        46,042         378,394          60,944
 Depreciation...............................                 1,983         1,708           3,270           3,416
 Payroll expense............................                28,920       (6,447)          46,892          31,107
 Selling, general and administrative........               181,611        78,445         281,825         165,785
                                                     -------------  ------------   -------------    ------------
   Total expenses...........................               463,885       119,748         710,381         261,252
                                                     -------------  ------------   -------------    ------------

Net income (loss) from operations...........               815,493     (119,748)         651,339       (261,252)

 Other Income
 Interest expense...........................              (44,555)             -        (95,475)               -
 Other revenues.............................                   249             -             249               -
 Interest income............................                 1,808           621           2,175           1,583
                                                     -------------  ------------   -------------    ------------
   Total other income.......................              (42,498)           621        (93,051)           1,583
                                                     -------------  ------------   -------------    ------------

Net income (loss) before taxes and minority interest       772,995     (119,127)         558,288       (259,669)

Provision for income taxes..................             (184,235)             -       (184,235)               -
                                                     -------------  ------------   -------------    ------------

Net income (loss) before minority interest..               588,760     (119,127)         374,053       (259,669)

Minority interest in subsidiary income (loss)              117,752      (23,826)          74,811          51,934
                                                     -------------  ------------   -------------    ------------

Net income (loss)...........................         $     471,008  $   (95,301)   $     299,242    $  (207,735)
                                                     =============  ============   =============    ============

Foreign currency translation adjustment.....         $       9,191  $          -   $      30,422    $          -
                                                     =============  ============   =============    ============

Comprehensive income (loss).................         $     480,199  $   (95,301)   $     329,664    $  (207,735)

Basic and diluted loss per share............         $        0.02  $     (0.00)   $        0.01     $    (0.01)
                                                     =============  ============   =============    ============

Weighted average common shares outstanding..            25,000,000    20,000,000      25,000,000      20,000,000
                                                     =============  ============   =============    ============


                         See accompanying notes to unaudited consolidated financial statements













                                          DAHUA, INC.
                              Consolidated Statements of Cash Flows
                                         (Unaudited)




                                                                Six months ended June 30,
                                                          -------------------------------------
                                                                  2006              2005
                                                          -------------------  ----------------
Cash Flows from Operating Activities:
 Net income (loss)..............................           $          299,242  $      (207,735)
 Adjustments to reconcile net income to net cash
  used in operating activities:
 Depreciation...................................                        3,270             3,416
 Minority interest..............................                       74,811          (51,934)
Changes in operating assets and liabilities:
 Inventory......................................                      (7,308)         (869,307)
 Prepaid construction costs.....................                            -       (2,956,117)
 Due from related parties.......................                    (125,401)                 -
 Receivable-VAT tax.............................                    (222,015)                 -
 Accounts payable...............................                          813          (25,393)
 Customer deposits..............................                    1,906,235         1,505,320
 Accrued interest...............................                       99,861            92,638
 Income tax payable.............................                     (53,305)                 -
 Other accruals.................................                       71,382             2,687
                                                          -------------------  ----------------
  Net cash provided by (used in) operating activities              2,047,585        (2,518,446)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment......                    (38,380)                  -
 Loan receivable................................                   (127,519)           (12,021)
                                                          ------------------   ----------------
  Net cash used in investing activities.........                   (165,899)                  -

Cash Flows from Financing Activities:
 Acquired treasury stock........................                          -           (100,000)
 Payment on loans payable.......................                   (97,455)                   -
 Proceeds from loans payable, related party.....                          -           1,876,120
 Investment in subsidiary by minority owner.....                          -             568,320
                                                          -----------------   -----------------
  Net cash provided by (used in) financing activities              (97,455)           2,344,440
                                                          -----------------   -----------------
Effect of rate changes on cash..................                     30,422                   -

Increase (decrease) in cash and cash equivalents                  1,814,653           (174,006)

Cash and cash equivalents, beginning of period..                    417,065             474,784
                                                          -----------------   -----------------
Cash and cash equivalents, end of period........            $     2,231,718     $       300,778
                                                          =================   =================

Supplemental disclosure of cash flow information:

 Interest paid in cash..........................             $            -     $             -
                                                           ================    ================
 Income taxes paid in cash......................             $      100,537     $             -
                                                           ================    ================
 Sales taxes paid in cash.......................             $      564,561     $             -
                                                           ================    ================




         See accompanying notes to unaudited consolidated financial statements









                                   DAHUA INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

1.  Nature of operations

Dahua, Inc. ("Dahua") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. ("Norton"). The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre-acquisition owners and control persons of Bauer and the $100,000 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands ("BVI"). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. ("Subsidiary") on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People's Republic of China ("PRC"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre- acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as "the Company".

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at June 30, 2006 and 2005.

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

    Computer equipment        3 years
    Office equipment          7 years
    Vehicles                  7 years

Depreciation expense for the six-month periods ended June 30, 2006 and 2005 was $3,270 and $3,416, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $378,394 and $60,944 for the six-month periods ended June 30, 2006 and 2005.

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

                                                                 For the six months ended
                                                         -----------------------------------------
                                                             June 30, 2006          June 30, 2005
                                                         ---------------------  ------------------
NUMERATOR FOR BASIC AND DILUTED EPS
 Net income (loss) to common stockholders                $            299,242    $       (207,735)
                                                         ====================    =================

DENOMINATORS FOR BASIC AND DILUTED EPS
 Weighted average shares of common stock outstanding               25,000,000           20,000,000
                                                         --------------------    -----------------
 Add: dilutive equity securities outstanding                                -                    -
                                                         --------------------    -----------------
 Denominator for diluted EPS                                       25,000,000           20,000,000
                                                         --------------------    -----------------

 EPS-Basic                                                $              0.01     $         (0.01)
                                                         --------------------    -----------------
 EPS-Diluted                                              $              0.01     $         (0.01)
                                                         --------------------    -----------------


The Company had no potentially dilutive securities outstanding at June 30, 2006 and 2005.



4.   Inventory

Inventory represents completed houses available for sale at June 30, 2006. During 2005, the Company completed all of its construction-in-progress. As of June 30, 2006, 15 units were sold, 34 units were reserved with clients' deposits, and 27 units were available for sale.

5.   Related Party Transactions

The Company made an advance to a director in the amount of $46,180. The advance bears no interest and has no fixed repayment terms. Consequently, it has been excluded from current assets.

The Company made an advance to a company with common shareholders in the amount of $125,000. The advance bears no interest and has no fixed repayment terms. Consequently, it has been excluded from current assets.

Short-term loans due to related parties had balances of $5,832,079 and $7,457,436 (including accrued interest) at June 30, 2006 and December 31, 2005, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $99,861 and $92,638 for the six months ended June 30, 2006 and 2005. The entire interest amounts were capitalized during 2005 as costs of construction and expensed during 2006 after houses were substantially completed for sales in December 2005.

6.   Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at June 30, 2006 was $8,212,902. Of the 34 units reserved, 13 unit's deposits are money received from bank arrangements (see note 7) in the amounts of $3,188,750. Accordingly, the bank has liens against these 13 units.

7.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2006, the balance of this separate account was $375,349. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

8.  Prior interim period (March 31, 2006) adjustment:

According to FASB 34, paragraph 18 states: "The capitalization period shall end when the asset is substantially complete and ready for its intended use."
Our first quarter's financial statement continued to capitalize construction interest in the amount of $51, 220 which should have been expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

The following table listed the effect on the adjustment.

  Effect on the statement of operation and comprehensive income:


                                               Previously         Adjustment:       Revised
                                                Reported          To Expenses       Balance
                                             3 months ended      Capitalized-    3 months ended
                                              March 31, 2006        Interest      March 31, 2006
                                             -----------------   -------------  ----------------

  Net loss before minority interest          $     (163,787)     $   (50,920)     $    (214,707)

  Minority interest in subsidiary loss              (32,757)         (10,184)           (42,941)
                                             ---------------     ------------     --------------
  Net loss                                   $     (131,030)     $   (40,736)     $    (171,766)

  Foreign currency translation adjustment             21,231                -             21,231
                                             ---------------     ------------     --------------
  Comprehensive loss                         $     (109,799)                      $    (150,535)
                                             ===============                      ==============

  Loss per share: Basic and fully diluted    $        (0.00)                      $       (0.01)
                                             ===============                      ==============




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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of June 30, 2006, fifteen (15) units have been sold, 34 units were reserved with clients' deposits, and 27 units were available for sale.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million Chinese Yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales. As of the date of this report, the status of the Company's applications for permits, licenses and approvals is as below:

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of June 30, 2007. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family homes (the Second Phase of Dahua Garden). We plan to begin our Second Phase of Dahua Garden in the middle of 2007. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in March 2009. It is estimated that approximately $60.5 million is needed to complete the project.

Results of Operations

For the Three Months Ended June 30, 2006 and 2005
-------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2006, we sold additional eight (8) units, and additional six (6) were reserved with deposits. The following table sets forth certain information about our sales of housing units:

                                                         Cumulative Balance as of
                                           -----------------------------------------------------
                                            June 30, 2006,     March 31, 2006,  December 31, 2005
                                           ----------------  -----------------  -----------------

   Units sold                                      15                  7                6
   Units reserved with deposits                    34                 28               27
   Units available for sales                       27                 41               43
                                           ----------------  -----------------  -----------------
       Total                                       76                 76               76
                                           ================  =================  =================

                                             Six months        Three months       Three months
                                               ended              ended              ended
                                           June 30, 2006      June 30, 2006       March 31, 2006
                                           ----------------  ------------------ -----------------

   Houses sold                                      9                  8                  1
   Houses reserved                                  7                  6                  1
                                            ---------------   -----------------  -----------------



For the three months ended June 30, 2006, we recognized sales revenues of $3,081,195 from the sale of our housing units. No sales revenues was recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended June 30, 2006, our cost of goods sold was $1,801,817, approximately 58.5% of sales. No cost of goods sold was recorded for the three months ended June 30, 2005, because no houses had been sold.

Operating Expenses

For the three months ended June 30, 2006, our operating expenses were $463,885, an increase of $344,137, or 287%, as compared to $119,748 for the same period of prior year. The increase in operating expenses resulted primarily from substantially increased advertising expenses, which increased from $46,042 for the three-month period ended June 30, 2005 to $251,371 for the same period of 2006, or approximately 446%. Selling, general and administrative expenses also increased greatly, from $78,445 for the three-month period ended June 30, 2005 to $181,611 for the same period of 2006, or 132%, mostly due to increased sales and marketing activities.

Net Income (Loss)

For the three months ended June 30, 2006, we had a net income of $471,008, or $0.02 per share, as compared with a net loss of $95,301, or $0.00 per share, for the same period of the prior year.


For the Six Months Ended June 30, 2006 and 2005
-----------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2006, 9 units were sold, and 7 units were reserved with clients' deposits. During this period, sales revenue of $3,410,347 was recognized from the sale of our housing units. No sales revenues was recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2006, our cost of goods sold was $2,048,627, approximately 60.0% of the sales. No cost of goods sold was recorded for the six months ended June 30, 2005, because no houses had been sold.

Operating Expenses

During the six months ended June 30, 2006, our operating expenses were $710,381 as compared to $261,252 during the six-month period in 2005, an increase of $449,129 or 172%. The increase was primarily due to substantially increased advertising expenses, which increased approximately 520%, from $60,944 for the six-month period ended June 30, 2005 to $378,394 for the same period of 2006. Selling, general and administrative expenses of the Company also increased, from $165,785 for the six months ended June 30, 2005 to $281,825 for the same period of 2006, or 70.0%, largely due to increased sales and marketing activities in 2006.

Net Income (Loss)

For the six months ended June 30, 2006, we had a net income of $299,242, or $0.01 per share, as compared with a net loss of $207,735, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2006, our customer deposit balance was $8,212,902.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of June 30, 2006, the short-term loans due to related parties had a balance of $5,271,939, and accrued interest of $560,140.

As of June 30, 2006, we had cash and cash equivalents balance of $2,231,718. For the six months ended June 30, 2006, our operating activities provided $1,920,066 of net cash, largely due to net income of $299,242, and increase in customer deposits of $1,906,235. During the six months ended June 30, 2006, our investing activities used $38,380 of net cash, mainly for the purchase of property and equipment. For the same period, the financing activities used net cash of $97,455 in making payment on loans payable.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2006, the balance of this separate account was $375,349. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.



Item 3.   CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.



                           PART II.  OTHER INFORMATION




Item 1.     Legal Information:

            None.


Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds:

            None


Item 3.     Defaults Upon Senior Securities:

             None.


Item 4.     Submission of Matters to a Vote of Security Holders:

            None.


Item 5.     Other Information:

            None.


Item 6.     Exhibits and Reports On Form 8-K.

(a)  Exhibits

 Exhibit No.                Description
 ----------      ----------------------------------
   31.1          Section 302 Certification of CEO
   31.2          Section 302 Certification of CFO
   32.1          Section 906 Certification of CEO
   32.2          Section 906 Certification of CFO

(b) Reports on Form 8-K: On July 28, 2006, the Company filed a Current Report on Form 8-K, under Item 4.02, to report non-reliance on certain previously issued financial statements.





                              SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DAHUA, INC.


By: /s/ Younglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President

August 18, 2006