Form 10KSB/A
period 2005-12-31
DAHUA INC
filed 2006-09-15
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2005
                                      or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to _______________

             Commission file number:                       0-49852

                                       DAHUA INC.
--------------------------------------------------------------------------------
                     (Name of small business issuer in its charter)

              Delaware                                   04-3616479
---------------------------------------  ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
          Chaoyang District, Beijing, China                       100012
----------------------------------------------------------  --------------------
      (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number:                                  86-10-6480-1527
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:         None
--------------------------------------------------------------------------------

                 Common Stock, Par Value $0.001 Per Share
--------------------------------------------------------------------------------
        Securities registered under Section 12(g) of the Exchange Act



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

The number of shares outstanding of Registrant's common stock as of September 12, 2006 was 25,000,000.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|





                                    DAHUA INC.


                                   FORM 10-KSB
                        For the Year Ended December 31, 2005




                                      PART I

Item 1.   Description of Business.....................................         4
Item 2.   Description of Property.....................................        13
Item 3.   Legal Proceedings...........................................        14
Item 4.   Submission of Matters to a Vote of Security Holders.........        14

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....        14
Item 6.   Management's Discussion and Analysis or Plan of Operation...        15
Item 7.   Financial Statements........................................        27
Item 8.   Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................        40
Item 8A.  Controls and Procedures.....................................        41
Item 8B.  Other Information...........................................        42

                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.........        42
Item 10.  Executive Compensation......................................        44
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................        46
Item 12   Certain Relationships and Related Transactions..............        47
Item 13.  Exhibits....................................................        49
Item 14   Principal Accountant Fees and Services......................        51

Signatures............................................................        52






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

The average sales price is around 1,500 yuan (approximately $187) per square foot. The price does not include interior finishing, light fixtures, plumbing and appliances, which are custom tailored to suit individual tastes and preferences of the buyer from a menu of options. The average cost for interior finishing is approximately 200 yuan (approximately $25) per square foot. The interior finishing can be done by outside contractors of the buyer's choice.

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

The construction began in July 2003 and was completed in December 2005. As of December 31, 2005, 6 units were sold and 27 units were reserved with deposits. There were 43 units available for sale. It is expected that the remaining 43 units will be sold out by the end of 2006.

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

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of June 2007. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the end of 2008.


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


Home Buyer Financing and Deed Application
-----------------------------------------

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 24 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $3,750, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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


Holders
-------

As of September 12, 2006, there were 110 holders of record for our common shares. We have only one class of stock outstanding.


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


Rule 144 Shares
---------------

As of September 12, 2006, there were 25,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition, except the shares held by Waywood Investments Ltd. (150,000 shares) and Comp Hotel International Ltd (850,000 shares). The SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company, like Norton, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.

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

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2005, six units were sold, 27 units were reserved with clients' deposits, and 43 units were available for sale.


Plan of Operations
------------------

For the next 12 months, we plan to do the following.

(1) To date, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan, approximately $2.49 million, for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by the end of 2006.

(2) As of December 31, 2005, we have sold 6 units and reserved 27 units with deposits. For the next 12 months, we will continue to sell the remaining 43 units to the public. At present, we don't know when they can be sold, although we expect that they can be sold out by the end of December 2006. There is no significant amount of budget required.

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of June 2007. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

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


Results of Operations
---------------------


Years Ended December 31, 2005 and 2004
--------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. As of December 31, 2005, we have sold 6 units out of 76 units. For the year ended December 31, 2005, we recognized sales revenues of $2,267,399 from the sale of our housing units. No sales revenues was recognized for the year ended December 31, 2004 because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

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

Net Income (Loss)

For the year ended December 31, 2005, we had net income of $137, 182, or $0.01 per share, as compared with net loss of $432,866, or $0.02 per share, for the year of 2004.

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

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our operating subsidiary, increased its registered capital, in which Dahua increased its investment by $2,265,600 and the minority shareholder increased its investment by $566,265. Dahua Group advanced funds to us to allow for the increase in investment. On September 21, 2005, we issued 4,750,000 shares to Dahua Group at the price of $0.477 per share in exchange for the short-term loans Dahua Group provided. At the same time, according to the Shares Exchange Agreement signed on January 30, 2005, it is our responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investments Ltd. ("Waywood"). In this regard, we issued 212,500 shares and 37,500 shares to Comp Hotel and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which we, through Bauer, hold 80% of the shares of Dahua Real Estate.

As of December 31, 2005, we had cash and cash equivalent balance of $417,065. For the year December 31, 2005, our operating activities used $3.02 million of net cash, largely due to increase in inventories of $6.48 million, and offset by increase in prepaid construction costs of $1.53 million and customer deposits of $1.26 million. For the year December 31, 2005, we had no investing activities. For the same period, the financing activities provided us with $2.88 million of net cash, which includes net proceeds of $2.27 million from issuance of our common stock, investments in subsidiary of $566,265 by minority shareholders, and borrowings of $140,115 from a related party.

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

At each balance sheet date, we review the carrying amounts of our tangible and intangible assets to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). Where it is not possible to estimate the recoverable amount of an individual asset, the company estimates the recoverable amount of the cash-generating unit to which the asset belongs.

Recoverable amount is the greater of net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

If the recoverable amount of an asset (or cash-generating units) is estimated to be less than its carrying amount, the carrying amount of the asset (cash-generating unit) is reduced to its recoverable amount. An impairment loss is recognized as an expense immediately.



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


                         Risks Related to Our Business
                        ------------------------------

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. Of 76 units, 6 houses were sold, 27 houses were reserved with clients' deposits, and 43 houses were available for sale. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the end of June 2007.
It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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


                   Risks Related to Doing Business in China
                   ----------------------------------------

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


                 Risks Related to Investment in Our Securities
                 ---------------------------------------------

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

   Consolidated Statements of Operations and Comprehensive Income (Loss)

   Consolidated Statements of Cash Flows

   Consolidated Statements of Changes in Stockholders' Equity

   Notes to Consolidated Financial Statements










                                   Dahua, Inc.

                      Consolidated Financial Statements

                     For the Year Ended December 31, 2005








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



/s/Child, Van Wagoner & Bradshaw, PLLC
--------------------------------------
Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
February 10, 2006







                                    DAHUA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,
			             ASSETS                                2005


Current assets
 Cash and cash equivalents................................     $       417,065
 Inventory................................................          14,931,368
                                                                --------------
   Total current assets...................................          15,348,433

Property, plant & equipment
 Computer equipment.......................................               3,536
 Office equipment.........................................              44,541
 Telephones...............................................               1,051
 Vehicles.................................................              11,783
                                                                --------------
  Total property, plant & equipment.......................              60,911
Accumulated depreciation..................................            (29,083)
                                                                --------------
   Net property, plant and equipment......................              31,828

Restricted cash (note 7)..................................             355,674
Due from related parties..................................              45,779
                                                                --------------
Total assets                                                    $   15,781,714
                                                                ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable........................................      $       92,937
  Customer deposits.......................................           6,286,992
  Short-term loans-related parties........................           5,369,394
  Accrued interest-short-term loans, related parties......             460,279
  Accrued sales and income taxes..........................             223,782
  Accrued others..........................................              31,591
                                                                --------------
    Total current liabilities.............................          12,464,975

Minority interest in subsidiary...........................             683,240

Stockholders' equity

 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding..................                  -

 Common stock: par value $.0001; 80,000,000 shares
   authorized; 25,000,000 issued and outstanding...........              2,500

 Additional paid in capital................................          3,130,452
 Accumulated deficit.......................................          (570,136)
 Accumulated other comprehensive income....................             70,683
                                                               ---------------
   Total stockholders' equity..............................          2,633,499

Total liabilities and stockholders' equity.................    $    15,781,714
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
                                                       ==============     =============


                  See accompanying notes to consolidated financial statements






                                   DAHUA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year ended
                                                              December 31,
                                                    -------------------------------
                                                           2005           2004
                                                    --------------------------------
Cash flows from operating activities:
 Net income (loss).............................     $        137,182  $   (432,866)
 Adjustments to reconcile net loss to
  net cash (used in )operations:
    Depreciation...............................                8,635          9,148
    Provision for allowance on accounts receivable                 -         56,943
    Minority interest..........................               34,296      (108,217)

 Changes in operating assets and liabilities:
   Inventory...................................          (6,481,319)    (3,621,344)
   Prepaid construction costs..................            1,531,457    (1,651,397)
   Loans receivable............................                    -         22,848
   Accounts payable............................               67,544      (183,313)
   Customer deposits...........................            1,256,601      4,913,361
   Accrued interest............................              200,880              -
   Accrued sales and income taxes..............              223,782              -
   Accrued others..............................                (518)         22,862
                                                       -------------   ------------
Net cash used in operations....................          (3,021,460)      (971,975)

Cash flows from investing activities:
 Advances to related parties...................                    -       (50,039)
 Repayment of advances to related parties......                4,260              -
 Purchases of property, plant & equipment......                    -        (2,185)
                                                       --------------  ------------
Net cash provided by (used in) investing activities            4,260       (52,224)

Cash flows from financing activities:
 Purchase of stock in merger transaction.......             (100,000)             -
 Net proceeds from related party loans payable.             2,405,715     1,394,284
 Investment in subsidiary by minority owner....               566,265	          -
                                                       --------------   -----------
Net cash provided by financing activities......             2,871,980     1,394,284

Effect of rate changes on cash.................                87,501	          -

Increase (decrease) in cash and cash equivalents             (57,719)       370,085

Cash and cash equivalents, beginning of period.               474,784	    104,699

Cash and cash equivalents, end of period.......        $      417,065	$   474,784
                                                       ==============  ============


Supplemental disclosures of cash flow information:

  Interest paid in cash.........................       $        9,768	$         -
                                                       ==============   ============
  Income taxes paid in cash.....................       $            -	$         -
                                                       ==============   ============


Supplemental disclosure of non-cash financing activities:


  Issued common stock in payment of related party loans $   2,265,600
                                                        =============



                 See accompany notes to consolidated financial statements





                                           DAHUA
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     Accumulated
                                                       Additional                       Other
                             Common        Common	   Paid in         Retained   Comprehensive      Total
                             Shares        Stock         Capital         Deficit        Income          Equity
                         -------------  -----------   --------------  -------------  --------------- ----------

Balance January 1, 2004	  20,000,000     $  2,000     $   965,352     $   (274,452)   $      -	     $  692,900

Net loss                                                                  (432,866)          -        (432,866)
                         -------------  -----------   --------------   -------------  --------------  ----------
Balance December 31, 2004 20,000,000        2,000         965,352         (707,318)          -          260,034

Stock purchased and
 canceled in merger
  transaction                      -            -        (100,000)                -          -        (100,000)

Issued common stock        5,000,000          500        2,265,100                -          -        2,265,600

Net income                         -            -                -           137,182         -          137,182

Foreign currency
Translation	                       -            -                -                 -      70,683         70,683
                         ------------   ----------    -------------   ---------------  -----------  -----------
Balance
  December 31, 2005        25,000,000   $    2,500    $  3,130,452     $    (570,136)   $  70,683   $ 2,633,499
                         ============  ============  ==============   ===============   ==========  ============



             See accompany notes to consolidated financial statements





                                     DAHUA INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Operations

Dahua, Inc. ("Dahua") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. ("Norton"). The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre acquisition owners and control persons of Bauer and the $100,00 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

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

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

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


4. Inventory

Inventory represents completed houses available for sale at December 31, 2005. During the year, the Company completed all of its construction-in-progress. The Company had total of 76 luxurious residential units available for sale during 2005. As of December 31, 2005, 6 houses were sold, 27 houses were reserved with clients' deposits, and 43 houses were available for sale.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

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



Item 8A.  Controls and Procedures


The Company's management, including its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.



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

The name, address, age and position of our officers and directors are set forth below:


   Name         Age                         Position Held
-------------  ----  ----------------------------------------------------------
Du Yonglin      64      President, Chief Executive Officer and Director
Wang Wulong     66      Director
Meng Hua        30      Chief Financial Officer
Zeng Qinna      28      Corporate Secretary

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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------


The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 12, 2006, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                     Name and Address of       Amount & Nature of
Title of Class        Beneficial Owner         Beneficial Owner      Percent of Class
----------------- ------------------------  ----------------------   ---------------
Common Stock          Yonglin Du                1,900,000 shares         7.60%
                      19th Floor, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili,
                      Beijing, China, 100012
-------------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of September 12, 2006, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.


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


Transaction With Guohong Dahua Economic Research Center
-------------------------------------------------------

For the past two years, we have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide us with administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $145,103 and $74,349 for each year ending December 31, 2004 and 2003 respectively into short- term loans due to related parties for payment of the services. The agreements were filed as Exhibits 10.7 and 10.8.



Item 13.  Exhibits



(a) The following exhibits are filed as part of this report.

Exhibit
Number                              Description
------   -----------------------------------------------------------------------
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

31.1 Rule 13a-14 (a)/15d-14 (a) Certification of Principal Executive Officer ("Section 302 Certifications").

31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer ("Section 302 Certifications").

32.1     Section 1350 Certifications of Principal Executive Officer.

32.2     Section 1350 Certification of Principal Financial Officer.




Item 14.   Principal Accountant Fees and Services


The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2005 and 2004:


     Fee category                2005               2004
------------------------    --------------    ---------------
Audit fees                  $    28,500       $      48,000
Audit-related fees                    -                   -
Tax fees                              -                   -
All other fees                        -                   -
-------------------------------------------------------------
            Total fees      $    28,500       $      48,000

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



DAHUA, INC.

Date: September 15, 2006



By: /s/ Yonglin Du
------------------------------------------------
Yonglin Du, President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Yonglin Du                                          September 15, 2006
 ---------------------------------------------        -----------------------
Yonglin Du, President, Chief Executive Officer                Date
and Director

/s/ Hua Meng                                            September 15, 2006
---------------------------------------------         ----------------------
Hua Meng, Chief Financial Officer                             Date


/s/ Wulong Wang                                          September 15, 2006
---------------------------------------------         ----------------------
Wulong Wang, Director                                          Date