Form 10QSB
period 2006-09-30
DAHUA INC
filed 2006-11-14
CIK 1169354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________________

     Commission file number:                     000-49852
                            __________________________________________________

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]






                                    DAHUA, INC.

                                 Table of Contents


Part I. Financial Information

Item1.  Financial Statements

 Consolidated Balance Sheet as of September 30, 2006 (unaudited).........      3

 Consolidated Statements of Operations and Comprehensive Income (loss)
   for the Three and Nine Months Ended September 30, 2006
   and 2005 (Unaudited)..................................................      5

 Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2006 and 2005 (Unaudited).........................      6

 Notes to Consolidated Financial Statements..............................      7


Item 2. Management's Discussion and Analysis or Plan of Operation........     11


Item 3. Controls and Procedures..........................................     16


Part II.   Other Information

Item 1.  Legal Information...............................................     16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     16
Item 3.  Defaults Upon Senior Securities.................................     16
Item 4.  Submission of Matters to a Vote of Security Holders.............     16
Item 5.  Other Information...............................................     16
Item 6.  Exhibits and Reports on Form 8-K................................     16

Signatures...............................................................     17






                         PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                                    DAHUA, INC.
                             Consolidated Balance Sheet
                                   (Unaudited)



                                      ASSETS

                                                         September 30, 2006
                                                        --------------------
Current Assets:
 Cash and cash equivalents..........................     $        2,984,055
 Inventory (note 4) ................................             14,252,752
                                                         ------------------
   Total Current Assets.............................             17,236,807

Equipment:
 Computer equipment.................................                 24,297
 Office equipment...................................                 65,035
 Telephones.........................................                  2,832
 Vehicles...........................................                 62,225
                                                         ------------------
    Total Equipment.................................                154,389
    Less: Accumulated depreciation..................               (36,572)
                                                         ------------------
    Net equipment...................................                117,817

Loans receivable....................................                130,235
Deferred - VAT tax..................................                284,656
Restricted cash.....................................                253,911
                                                         ------------------

Total Assets........................................     $       18,023,426
                                                         ==================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...................................      $          94,817
 Customer deposits (note 6).........................              7,779,459
 Short-term loans - related parties (note 5) .......              5,139,832
 Accrued interest - short-term loans, related parties               646,208
 Income tax payable.................................                188,108
 Other accruals.....................................                 95,046
                                                         ------------------
    Total Current Liabilities.......................             13,943,470

Minority interest in subsidiary.....................                820,728

Stockholders' Equity:

Preferred stock: par value $.0001, 20,000,000 shares
 authorized; none issued and outstanding............                      -
Common stock: par value $.0001; 80,000,000 shares
 authorized; 25,000,000 shares issued and outstanding                 2,500
Additional paid-in capital..........................              3,130,452
Accumulated deficit.................................               (20,186)
Accumulated other comprehensive income..............                146,462
                                                         ------------------
   Total stockholders' equity.......................              3,259,228
                                                         ------------------

Total Liabilities and Stockholders' Equity..........      $      18,023,426
                                                         ==================





   See accompanying notes to unaudited consolidated financial statements








                                   DAHUA, INC.
        Consolidated Statement of Operations and Comprehensive Income (loss)
                                   (Unaudited)




                                                                 Three months ended                Nine months ended
                                                                    September 30,                    September 30,
                                                           --------------------------------  --------------------------------
                                                                 2006             2005             2006             2005
                                                           ----------------  --------------  ---------------- ---------------

Revenues
 Sales revenues.........................................    $    3,294,393    $           -   $    6,704,740   $            -
 Cost of goods sold.....................................         1,846,213                -        3,894,840                -
                                                            ---------------  ---------------  --------------   ---------------
    Gross Profit........................................         1,448,180                -        2,809,900                -

Expenses
 Advertising............................................           718,515            5,232        1,096,909           66,176
 Depreciation...........................................             3,544            1,734            6,814            5,150
 Payroll expense........................................            81,670           16,731          128,562           47,838
 Selling, general and administrative....................           101,753           36,233          383,578          202,018
                                                            --------------   ---------------   --------------  ---------------
    Total expenses......................................           905,482           59,930        1,615,863          321,182
                                                            --------------   ---------------   --------------  ---------------

Net income (loss) from operations.......................           542,698          (59,930)       1,194,037        (321,182)

Other Income (expense)
 Interest expense.......................................          (78,938)                 -       (174,413)                -
 Other revenues.........................................                 1                 -             250                -
 Interest income........................................             3,977               556           6,152            2,139
                                                            --------------   ----------------  --------------  ---------------
   Total other income (expense).........................          (74,960)               556       (168,011)            2,139
                                                            --------------   ----------------  --------------  ---------------

Net income (loss) before taxes and minority interest....           467,738          (59,374)       1,026,026         (319,043)

Provision for income taxes..............................         (154,353)                 -       (338,588)                 -
                                                            ---------------  ----------------  --------------  ----------------

Net income (loss) before minority interest..............           313,385          (59,374)         687,438         (319,043)

Minority interest in subsidiary income (loss)...........            62,677          (11,875)         137,488          (63,809)
                                                            --------------   ----------------  --------------  ----------------

Net income (loss).......................................    $      250,708    $     (47,499)   $     549,950    $    (255,234)
                                                            ==============   ================  ==============  ================

Foreign currency translation adjustment.................    $       45,356    $            -   $      75,779    $       59,499
                                                            ==============   ================  ==============   ==============

Comprehensive income (loss).............................    $      296,064    $      (47,499)  $     625,729    $    (195,735)
                                                            ==============   ================  ==============   ==============

Basic and diluted loss per share........................    $         0.01    $         0.00   $        0.02     $      (0.01)
                                                            ==============   ================  ==============   ==============


Weighted average common shares outstanding..............        25,000,000        20,489,130       25,000,000      20,164,835
                                                            ==============   ================  ===============  ==============



                   See accompanying notes to unaudited consolidated financial statements








                                       DAHUA, INC.
                          Consolidated Statements of Cash Flows
                                      (Unaudited)




                                                                    Nine months ended September 30,
                                                                 ---------------------------------------
                                                                         2006                2005
                                                                 -------------------   -----------------
Cash Flows from Operating Activities:
 Net income (loss)....................................            $         549,950    $      (255,234)
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation.........................................                        6,814               5,150
 Minority interest....................................                      137,487            (63,809)
Changes in operating assets and liabilities:
 Inventory............................................                      968,399         (1,468,561)
 Prepaid construction costs...........................                            -         (2,972,398)
 Due from related parties.............................                    (124,844)             (1,101)
 Receivable-VAT tax...................................                    (281,102)                   -
 Accounts payable.....................................                            -            (25,393)
 Customer deposits....................................                    1,455,849           1,883,935
 Accrued interest.....................................                      174,413             100,382
 Income tax payable...................................                     (39,698)                   -
 Other accruals.......................................                       62,031               4,834
                                                                 -------------------  -----------------
   Net cash provided by (used in) operating activities                    2,909,299         (2,792,195)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.............                    (91,094)             (1,307)
 Loan receivable.......................................                   (128,609)           (114,485)
                                                                 -------------------  ------------------
   Net cash used in investing activities...............                   (219,703)           (115,792)

Cash Flows from Financing Activities:
 Payment on loans payable, related party...............                   (162,984)                   -
 Proceeds from loans payable, related party............                           -           2,074,251
 Investment in subsidiary by minority owner............                           -             566,265
                                                                 -------------------  ------------------
   Net cash provided by (used in) financing activities.                   (162,984)           2,640,516
                                                                 -------------------  ------------------
Effect of rate changes on cash.........................                      40,378              75,010

Increase (decrease) in cash and cash equivalents......                    2,566,990           (192,461)

Cash and cash equivalents, beginning of period........                      417,065             474,784
                                                                 -------------------  ------------------
Cash and cash equivalents, end of period..............            $       2,984,055   $         282,323
                                                                 ===================  ==================

Supplemental disclosure of cash flow information:

 Interest paid in cash.................................           $               -   $               -
                                                                 ===================  ==================
 Income taxes paid in cash.............................           $         242,209   $               -
                                                                 ===================  ==================
 Sales taxes paid in cash..............................           $         832,886   $               -
                                                                 ===================  ==================




                  See accompanying notes to unaudited consolidated financial statements




                                DAHUA, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at September 30, 2006.

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

        Computer equipment      3 years
        Office equipment        7 years
        Vehicles                7 years

Depreciation expense for the nine-month periods ended September 30, 2006 and 2005 was $6,814 and $5,150, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $1,096,909 and $66,176 for the nine-month periods ended September 30, 2006 and 2005.

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

                                                                    For the nine months ended
                                                          ---------------------------------------------
                                                            September 30, 2006       September 30, 2005
                                                           -------------------    ---------------------
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (loss) to common stockholders                    $          549,950     $           (255,234)
                                                           ====================    =====================
DENOMINATORS FOR BASIC AND DILUTED EPS
  Weighted average shares of common stock outstanding               25,000,000                20,164,835
                                                           --------------------    ---------------------
  Add: dilutive equity securities outstanding                                -                         -
                                                           --------------------    ---------------------

  Denominator for diluted EPS                                       25,000,000                20,164,835
                                                           --------------------    ---------------------

EPS-Basic                                                    $            0.02      $             (0.01)
                                                           --------------------    ---------------------
EPS-Diluted                                                  $            0.02      $             (0.01)
                                                           --------------------    ---------------------

The Company had no potentially dilutive securities outstanding at September 30, 2006 and 2005.

4.  Inventory

Inventory represents completed houses available for sale at September 30, 2006. During 2005, the Company completed all of its construction-in-progress. As of September 30, 2006, 23 units were sold, 28 units were reserved with clients' deposits, and 25 units were available for sale.

5. Related Party Transactions

Short-term loans due to related parties including accrued interest had balances of $5,786,040 and $7,457,436 at September 30, 2006 and December 31, 2005,
respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $174,413 and $100,382 for the nine months ended September 30, 2006 and 2005. The interest amounts, which were accrued for the nine months ended September 30, 2006, were expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

6. Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at September 30, 2006 was $7,779,459. Of the 28 units reserved, 8 unit's deposits are money received from bank arrangements (see note 7) in the amounts of $1,915,297. Accordingly, the bank has liens against these 8 units.

7. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At September 30, 2006, the balance of this separate account was $253,911. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.



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

Overview
---------

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of September 30, 2006, 23 units have been sold, 28 units were reserved with clients' deposits, and 25 units were available for sale.

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


Results of Operations
---------------------

For the Three Months Ended September 30, 2006 and 2005
------------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2006, we sold an additional eight (8) units, of which six (6) units were released from reserve because all payments were received in the current quarter. The following table sets forth certain information about our sales of housing units:


			                 ------------------- Cumulative Balance as of-------------------
				           September 30, 2006       June 30, 2006      December 31, 2005
                                   -------------------    -----------------  ---------------------

  Units sold                               23                    15                    6
  Units reserved with deposits             28                    34                   27
  Units available for sales                25                    27                   43
                                   -------------------    -----------------   --------------------

  Total                                    76                    76                   76
                                   ===================    =================   ====================



                                      Nine months            Three months           Six months
                                         ended                   ended                 ended
                                    September 30, 2006    September 30, 2006       June 30, 2006
                                    ------------------    ------------------  --------------------
  Houses sold                             17                       8                     9
  Houses reserved                          1                      (6)                    7


For the three months ended September 30, 2006, we recognized sales revenues of $3,294,393 from the sale of our housing units. No sales revenues were recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended September 30, 2006, our cost of goods sold was $1,846,213, approximately 56.0% of sales. No cost of goods sold was recorded for the three months ended September 30, 2005, because no houses had been sold.

Operating Expenses

For the three months ended September 30, 2006, our operating expenses were $905,482, an increase of $845,552, or 1410.9%, as compared to $59,930 for the same period of prior year. The increase in operating expenses resulted primarily from substantially increased advertising expenses, which increased from $5,232 for the three-month period ended September 30, 2005 to $718,515 for the same period of 2006, or approximately 13633.1%. Selling, general and administrative expenses also increased greatly, from $36,233 for the three-month period ended September 30, 2005 to $101,753 for the same period of 2006, or 180.8%, mostly due to increased sales and marketing activities.

Net Income (Loss)

For the three months ended September 30, 2006, we had a net income of $250,708, or $0.01 per share, as compared with a net loss of $47,499, or $0.00 per share, for the same period of the prior year.


For the Nine Months Ended September 30, 2006 and 2005
-----------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the nine months ended September 30, 2006, 17 units were sold, and one additional unit was reserved with client's deposits. During this period, sales revenue of $6,704,740 was recognized from the sale of our housing units. No sales revenues were recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the nine months ended September 30, 2006, our cost of goods sold was $3,894,840, approximately 58.1% of the sales. No cost of goods sold was recorded for the nine months ended September 30, 2005, because no houses had been sold.

Operating Expenses

During the nine months ended September 30, 2006, our operating expenses were $1,615,863 as compared to $321,182 during the nine-month period in 2005, an increase of $1,294,681 or 403.1%. The increase was primarily due to substantially increased advertising expenses, which increased approximately 1557.6%, from $66,176 for the nine-month period ended September 30, 2005 to $1,096,909 for the same period of 2006. Selling, general and administrative expenses of the Company also increased, from $202,018 for the nine months ended September 30, 2005 to $383,578 for the same period of 2006, or 89.9%, largely due to increased sales and marketing activities in 2006.

Net Income (Loss)

For the nine months ended September 30, 2006, we had a net income of $549,950, or $0.02 per share, as compared with a net loss of $255,234, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2006, our customer deposit balance was $7,779,459.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of September 30, 2006, the short-term loans due to related parties had a balance of $5,139,832, and accrued interest of $646,208.

As of September 30, 2006, we had cash and cash equivalents balance of $2,984,055. For the nine months ended September 30, 2006, our operating activities provided $2,909,299 of net cash, largely due to net income of $549,950, and increase in customer deposits of $1,455,849. During the nine months ended September 30, 2006, our investing activities used $219,703 of net cash, mainly for the loans receivable. For the same period, the financing activities used net cash of $162,984 in making payment on loans payable.

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

Off-Balance Sheet Arrangements
------------------------------

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2006, the balance of this separate account was $253,911. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.



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


Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds:

            None

Item 3.     Defaults Upon Senior Securities:  None.


Item 4.     Submission of Matters to a Vote of Security Holders:  None.


Item 5.     Other Information:  None.


Item 6.    Exhibits and Reports On Form 8-K.


(a)  Exhibits

   Exhibit No.                     Description
   ---------      -------------------------------------------------------
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

November 14, 2006