Form 10QSB/A
period 2006-03-31
DAHUA INC
filed 2006-12-12
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________

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


                                      - 1 -


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity: As of December 11, 2006: 25,000,000 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]





                                       DAHUA INC.

                                  Table of Contents



Part I. Financial Information


Item1.  Financial Statements

  Consolidated Balance Sheet as of March 31, 2006 (unaudited)(Restated)...    3

  Consolidated Statements of Operations and Comprehensive Loss for the
   Three Months Ended March 31, 2006 and 2005 (unaudited) (Restated)......    5

  Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2006 and 2005 (unaudited) (Restated)...................    6

  Notes to Consolidated Financial Statements..............................    7


Item 2. Management's Discussion and Analysis or Plan of Operation.........   10

Item 3. Controls and Procedures...........................................   14


Part II.   Other Information

Item 1.  Legal Information.................................................  14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......  14
Item 3.  Defaults Upon Senior Securities...................................  14
Item 4.  Submission of Matters to a Vote of Security Holders...............  14
Item 5.  Other Information.................................................  14
Item 6.  Exhibits and Reports on Form 8-K..................................  15

Signature..................................................................  15




                                       - 2 -




                         PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                                     DAHUA, INC.
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     (Restated)



                                        ASSETS                  March 31, 2006
                                                             -----------------
Current assets
  Cash and cash equivalents...........................       $        591,222
  Inventory...........................................             15,501,728
                                                             ----------------
    Total current assets..............................             16,092,950

Property, plant & equipment
  Computer equipment..................................                  6,469
  Office equipment....................................                 44,836
  Telephones..........................................                  1,058
  Vehicles............................................                 23,087
                                                              ---------------
   Total property, plant & equipment..................                 75,450
   Accumulated depreciation...........................               (30,568)
                                                              ---------------
   Net property, plant and equipment..................                 44,882

Restricted cash.......................................                378,232
Due from related parties..............................                 46,082
                                                              ---------------

Total assets..........................................        $    16,562,146
                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Accounts payable......................................         $      119,200
Customer deposits.....................................              7,135,530
Short-term loans-related parties......................              5,394,226
Accrued interest-short-term loans, related parties....                511,199
Accrued sales and income taxes........................                245,094
Accrued others........................................                 33,634
                                                               --------------
    Total current liabilities.........................             13,438,883

Minority interest in subsidiary.......................                640,299

Stockholders' equity
Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding.............                      -
Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 issued and outstanding.......                  2,500
Additional paid in capital............................              3,130,452
Accumulated deficit...................................              (741,902)
Accumulated other comprehensive income................                 91,914
                                                               --------------
    Total stockholders' equity........................              2,482,964

Total liabilities and stockholders' equity............         $   16,562,146
                                                               ==============




         See accompanying notes to consolidated financial statements

                                   DAHUA, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                                   (Restated)





                                                       Three months ended March 31,
                                                    ---------------------------------
                                                           2006             2005
                                                    ---------------   ---------------
Revenues
Sales revenues................................      $       329,152    $            -
Cost of goods sold............................              246,810                 -
                                                    ---------------    --------------
Gross profit..................................               82,342                 -

Expenses
Advertising...................................              127,023             14,902
Depreciation..................................                1,485              1,708
Payroll expense...............................               17,972             37,554
Other general and administrative..............              100,016             87,340
                                                    ----------------    --------------
    Total expenses............................              246,496            141,504
                                                    ----------------    --------------

Net loss from operations......................            (164,154)          (141,504)

Other income (expense)
Interest expense..............................             (50,920)                  -
Interest income...............................                  367                962
                                                     ---------------    --------------
    Total other income (expense)..............             (50,553)                962
                                                     ---------------    --------------

Net income (loss) before taxes and minority interest      (214,707)          (140,542)

Provision for income taxes....................                    -                  -
                                                     ---------------    --------------
Net income (loss) before minority interest....            (214,707)          (140,542)
Minority interest in subsidiary loss..........             (42,941)           (28,108)
                                                     ---------------    --------------
Net loss......................................       $    (171,766)     $    (112,434)

Foreign currency translation adjustment.......               21,231                  -
                                                     --------------     --------------
Comprehensive loss............................       $    (150,535)     $    (112,434)
                                                     ==============     ==============

Basic and diluted loss per share..............       $       (0.01)     $       (0.01)
                                                     ==============     ==============

Weighted average common shares outstanding....           25,000,000         20,000,000
                                                     ==============     ==============


                 See accompany notes to consolidated financial statements


                                            DAHUA, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (Restated)


								             Three months ended March 31,
                                                           --------------------------------
                                                                  2006          2005
                                                           ---------------  ---------------

Cash flows from operating activities:
Net income (loss)....................................      $     (171,766)   $    (112,434)
Adjustments to reconcile net loss to
 net cash (used in )operations:
   Depreciation......................................                1,485            1,708
   Minority interest.................................             (42,941)         (28,108)
Changes in operating assets and liabilities:
 Inventory...........................................            (570,360)        (448,633)
 Prepaid construction costs..........................                    -        (295,729)
 Loans receivable....................................                    -        (172,480)
 Restricted cash.....................................             (22,558)                -
 Accounts payable....................................               26,263                -
 Customer deposits...................................              848,538        1,264,692
 Accrued interest....................................               50,920           84,036
 Accrued sales and income taxes......................               21,312                -
 Accrued others......................................                2,043            1,763
                                                            --------------   --------------
     Net cash provided operations....................              142,936          294,815

Cash flows from investing activities:
Advances to related parties..........................                (303)                -
Purchases of property, plant & equipment.............             (14,539)                -
                                                            --------------   --------------
     Net cash (used in) investing activities.........             (14,842)                -

Cash flows from financing activities:
Net proceeds from related party loans payable........               24,832           10,883
                                                            --------------   ---------------
     Net cash provided by financing activities.......               24,832           10,883

Effect of rate changes on cash.......................               21,231                -
                                                            --------------   ---------------

Increase in cash and cash equivalents................              174,157          305,698

Cash and cash equivalents, beginning of period.......              417,065          474,784

Cash and cash equivalents, end of period.............       $      591,222    $     780,482
                                                            ==============   ==============


Supplemental disclosures of cash flow information:

Interest paid in cash................................       $            -    $           -
                                                            ==============    =============
Income taxes paid in cash............................       $            -    $           -
                                                            ==============    =============




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

1.  Nature of operations

Dahua, Inc. ("Dahua") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre-acquisition owners and control persons of Bauer.

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

Economic and Political Risks
----------------------------

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable
-------------------------

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable during the periods presented.

Inventories
-----------

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction work-in-progress costs. The inventories are valued at cost based on the level of completion. No provision for potential obsolete inventory has been made.

Property, Plant, and Equipment
------------------------------

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

Revenue Recognition
-------------------

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

Advertising Expenses
--------------------

Advertising costs are expensed as incurred. Advertising expense amounted to $127,023, and $14,902 for the three month periods ended March 31, 2006 and 2005.

Foreign Currency and Comprehensive Income
-----------------------------------------

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

Taxes
-----

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

Estimates
---------

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

4.  Restatement of financial statements

Subsequent to the publication of the financial statements in form 10-QSB it was discovered that an error had been made on operation. The amount of $51,220 interest expense was incorrectly shown as capitalized construction interest. The restatements resulted in an increase loss of $40,736.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward looking statements. The Company assumes no obligation to update any such forward-looking statements.

Overview
--------

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2006, six units were sold, 26 units were reserved with clients' deposits, and 44 units were available for sale.

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

(2) As of March 31, 2006, we have sold 35 units, including 28 which were reserved with clients' deposits, out of the 76 housing units. For the next 12 months, we will continue to sell the remaining 41 units to the public. At present, we don't know when they can be sold out. There is no significant amount of budget required.

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

Results of Operations
---------------------

For the Three Months Ended March 31, 2006 and 2005
--------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. As of March 31, 2006, we have sold 7 units out of 76 units. For the three months ended March 31, 2006, we recognized sales revenues of $329,152 from the sale of our housing units. No sales revenues was recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Good Sold

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2006, our cost of good sold was $246,810. No cost of good sold was recorded for the three months ended March 31, 2005, because no houses had been sold.

Operating Expenses

For the three months ended March 31, 2006, our operating expenses were $246,496, an increase of 74.2%, as compared to $141,504 for the same period of prior year, largely due to the substantial increase, by 784%, in advertising expenses, from $14,902 for the quarter ended March 31, 2005 to $127,023 for the same period of 2006. Because of the completion of our First Phase of Dahua Garden, the payroll expenses were significantly reduced, from $37,554 for the three months ended March 31, 2005 to $17,972 for the same period of 2006. But our other general and administrative expenses increased 14.5%, or $12,686.

Net Loss

For the three months ended March 31, 2006, we had comprehensive loss of $150,535, or $0.01 per share, as compared with net loss of $112,434, or $0.01 per share, for the same period of the prior year.

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

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of March 31, 2006, the short-term loans due to related parties had balance of $5,394,226.

As of March 31, 2006, we had cash and cash equivalent balance of $591,222. For the three months ended March 31, 2006, our operating activities provided $142,936 of net cash, largely due to increase in customer deposits of $848,538, and offset by increase in inventory of $570,360. During the three months ended March 31, 2006, our investing activities used $14,539 of net cash, mainly for the purchase of property and equipment. For the same period, the financing activities provided us with $24,832 of net cash, which were net proceeds from loans payable from a related party.

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

Item 3.  CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after re-evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective.

(b) Changes in internal controls over financial reporting. The internal control deficiencies that were identified as weaknesses were (i) the lack of adequate accounting and reporting personnel with sufficient US GAAP knowledge related to construction accounting and (ii) the lack of sufficient formalized and consistent finance and accounting procedures to detect instances of non-compliance with existing policies and procedures.

The Company is committed to remedying these deficiencies and weaknesses and has planned to implement certain remedial measures, including (i) the provision of additional training to our accounting personnel on the requirements of US GAAP to increase their familiarity with those standards, (ii) the expansion of our finance and accounting team by seeking to recruit additional qualified personnel, and (iii) the reassessment of our existing finance and accounting policies and procedures.



                          PART II.  OTHER INFORMATION


Item 1.     LEGAL INFORMATION

            None.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                         Description
 ---------   ------------------------------------------------------
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


DAHUA, INC.


By: /s/  Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President

December 11, 2006



By: /s/ Hua Meng
--------------------------------------------------
Hua Meng, Chief Financial Officer

December 11, 2006