Form 10QSB/A
period 2006-06-30
DAHUA INC
filed 2006-12-14
CIK 1169354

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

                                      DAHUA INC.
-------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

                Delaware                                     04-3616479
-------------------------------------------------------------------------------
 State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation or organization)

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of December 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]







                                     DAHUA INC.


                                 Table of Contents


Part I. Financial Information

Item1.  Financial Statements

 Consolidated Balance Sheet as of June 30, 2006 (unaudited)............        3

 Consolidated Statements of Operations and Comprehensive Income (loss)
   for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)       4

 Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2006 and 2005 (Unaudited)............................        5

 Notes to Consolidated Financial Statements............................        6


Item 2. Management's Discussion and Analysis or Plan of Operation......       12

Item 3. Controls and Procedures........................................       16


Part II.   Other Information

Item 1.  Legal Information.............................................       16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...       16
Item 3.  Defaults Upon Senior Securities...............................       16
Item 4.  Submission of Matters to a Vote of Security Holders...........       17
Item 5.  Other Information.............................................       17
Item 6.  Exhibits and Reports on Form 8-K..............................       17

Signatures.............................................................       17





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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the end of 2007. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family houses (the Second Phase of Dahua Garden). We plan to begin our Second Phase of Dahua Garden in the end of 2007. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the middle of 2009. It is estimated that approximately $60.5 million is needed to complete the project.

Results of Operations
---------------------

For the Three Months Ended June 30, 2006 and 2005
-------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2006, we sold additional eight (8) units, and additional six (6) were reserved with deposits. The following table sets forth certain information about our sales of housing units:


                                                         Cumulative Balance as of
                                           -----------------------------------------------------
                                            June 30, 2006,     March 31, 2006,  December 31, 2005
                                           ----------------  -----------------  -----------------

   Units sold                                      15                  7                6
   Units reserved with deposits                    34                 28               27
   Units available for sales                       27                 41               43
                                           ----------------  -----------------  ----------------
       Total                                       76                 76               76
                                           ================  =================  ================

                                             Six months        Three months       Three months
                                               ended              ended              ended
                                           June 30, 2006      June 30, 2006       March 31, 2006
                                           ----------------  ------------------ ----------------

   Houses sold                                      9                  8                  1
   Houses reserved                                  7                  6                  1
                                            ---------------   -----------------  ---------------


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

Operating Expenses
------------------

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

Net Income (Loss)
-----------------

For the three months ended June 30, 2006, we had a net income of $471,008, or $0.02 per share, as compared with a net loss of $95,301, or $0.00 per share, for the same period of the prior year.

For the Six Months Ended June 30, 2006 and 2005
-----------------------------------------------

Revenues
--------

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2006, 8 units were sold, and 7 units were reserved with clients' deposits. During this period, sales revenue of $3,410,347 was recognized from the sale of our housing units. No sales revenues was recognized for the same period of the prior year because the house construction was not completed at that time, and all clients' deposits and installment payments were recorded as customer deposits until physical delivery and release of any Company's guarantees to the financing bank.

Cost of Goods Sold
------------------

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2006, our cost of goods sold was $2,048,627, approximately 60.0% of the sales. No cost of goods sold was recorded for the six months ended June 30, 2005, because no houses had been sold.

Operating Expenses
------------------

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

Net Income (Loss)
-----------------

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


Item 3.  CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after re-evaluating the effectiveness of the Company' s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective.

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


Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds

            None

Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders:  None.


Item 5.     Other Information:  None.


Item 6.    Exhibits and Reports On Form 8-K.

(a)  Exhibits

 Exhibit No.                         Description
 ---------    -----------------------------------------------------------
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


DAHUA, INC.



By: /s/ Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President
(principal executive officer)

December 12, 2006


By: /s/ Hua Meng
-------------------------------------------
Hua Meng, Chief Financial Officer
(principal accounting and financial officer)


December 12, 2006