Form 10QSB/A
period 2006-09-30
DAHUA INC
filed 2006-12-14
CIK 1169354

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

Transitional Small Business Disclosure Format (check one):   Yes  [  ]   No [X]








                                  DAHUA, INC.



                               Table of Contents



Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of September 30, 2006 (unaudited).....        3

  Consolidated Statements of Operations and Comprehensive Income (loss)
   for the Three and Nine Months Ended September 30, 2006 and 2005
  (Unaudited).........................................................        5

  Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2006 and 2005 (Unaudited)......................        6

  Notes to Consolidated Financial Statements..........................        7


Item 2. Management's Discussion and Analysis or Plan of Operation.....       11

Item 3. Controls and Procedures........................................      16


Part II.   Other Information

Item 1.  Legal Information.............................................      16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...      16
Item 3.  Defaults Upon Senior Securities...............................      16
Item 4.  Submission of Matters to a Vote of Security Holders...........      16
Item 5.  Other Information.............................................      16
Item 6.  Exhibits and Reports on Form 8-K..............................      16

Signatures.............................................................      17






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

Results of Operations
---------------------

For the Three Months Ended September 30, 2006 and 2005
------------------------------------------------------

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2006, we sold an additional eight (8) units, of which six (6) units were released from reserve because all payments were received in the current quarter. The following table sets forth certain information about our sales of housing units:


                                  ------------------- Cumulative Balance as of------------------
                                   September 30, 2006       June 30, 2006      December 31, 2005
                                  -------------------    -----------------  --------------------

  Units sold                              23                    15                    6
  Units reserved with deposits            28                    34                   27
  Units available for sales               25                    27                   43
                                  -------------------    -----------------   -------------------

  Total                                   76                    76                   76
                                  ===================    =================   ===================



                                     Nine months            Three months           Six months
                                        ended                   ended                 ended
                                   September 30, 2006    September 30, 2006       June 30, 2006
                                  ------------------    ------------------  -------------------
  Houses sold                            17                       8                     9
  Houses reserved                         1                      (6)                    7


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

Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds

            None

Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders:  None.


Item 5.     Other Information:  None.


Item 6.    Exhibits and Reports On Form 8-K.

(a)  Exhibits

 Exhibit No.                 Description
 ---------      ------------------------------------------
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


DAHUA, INC.


By: /s/  Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President

December 12, 2006



By: /s/ Hua Meng
---------------------------------
Hua Meng, Chief Financial Officer

December 12, 2006