Form 10KSB/A
period 2005-12-31
DAHUA INC
filed 2006-12-21
CIK 1169354

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-KSB/A
                                  (Amendment No. 2)



|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                    For the fiscal year ended December 31, 2005
                                         or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission file number:                       0-49852

                                       DAHUA INC.
-------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

              Delaware                                 04-3616479
--------------------------------------   --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
Chaoyang District, Beijing, China                            100012
-------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

       Issuer's telephone number:                        86-10-6480-1527
-------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:      None
-------------------------------------------------------------------------------

                     Common Stock, Par Value $0.001 Per Share
-------------------------------------------------------------------------------
          Securities registered under Section 12(g) of the Exchange Act


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

The number of shares outstanding of Registrant's common stock as of December 20, 2006 was 25,000,000.

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

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit before the end of 2007. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the middle of 2009.

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

   5. Signing of a "Land Use Rights Transfer Agreement" with Beijing National Land Resources Bureau and Beijing Housing Administration, making payment of land use fee, and obtaining the 'National Land Use Permit' (October 20, 2003).

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

The majority of homebuyers in China need to finance their homes with mortgage loans from banks. To facilitate their mortgage application, most developers in China, including us, are involved in the buyers' mortgage application process. We first initiate negotiations with two banks to obtain a blanket lending commitment which covers all potential buyers for the homes to be built by us. If a potential buyer needs financing, we conduct a preliminary screening of the buyer's creditworthiness. Then we forward the mortgage applications to the banks for further processing, which usually take 30 to 60 days. Upon approval of the mortgage extended to each buyer by the banks, the loan proceeds are transferred directly to our bank account, rather than the buyer's. We have not, and will not receive any finder's fees or referral fees from the banks.

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

Holders
-------

As of December 20, 2006, there were 110 holders of record for our common shares. We have only one class of stock outstanding.

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

Rule 144 Shares
---------------

As of December 20, 2006, there were 25,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition, except the shares held by Waywood Investments Ltd. (150,000 shares) and Comp Hotel International Ltd (850,000 shares). The SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company, like Norton, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.

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

Of the operating expenses for the year ended December 31, 2004, there was a valuation allowance of $56,943 for loans receivable. The loans were made by the Company to unrelated parties. As of December 31, 2004, the age of most loans receivable was three years and some people who own the other loans receivable could not be touched, so that the management decided to make allowance for them. The write-off consisted of loan over three years, or when the debtors can not be located. Prior to that time, management fully expected that the loan amount were collectible. We had no loans receivable at December 31, 2005.

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

Inventory Valuation and Related Prepaid Construction Costs
----------------------------------------------------------

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

                        Risks Related to Our Business
                        -----------------------------

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



/s/Child, Van Wagoner & Bradshaw, PLLC
--------------------------------------
Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
February 10, 2006







                                    DAHUA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,
                               ASSETS                                2005
                                                             -------------------

Current assets
 Cash and cash equivalents................................     $       417,065
 Inventory................................................          14,931,368
                                                                --------------
   Total current assets...................................          15,348,433

Property, plant & equipment
 Computer equipment.......................................               3,536
 Office equipment.........................................              44,541
 Telephones...............................................               1,051
 Vehicles.................................................              11,783
                                                                --------------
  Total property, plant & equipment.......................              60,911
Accumulated depreciation..................................            (29,083)
                                                                --------------
   Net property, plant and equipment......................              31,828

Restricted cash (note 7)..................................             355,674
Due from related parties..................................              45,779
                                                                --------------
Total assets                                                    $   15,781,714
                                                                ==============


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accounts payable........................................      $       92,937
  Customer deposits.......................................           6,286,992
  Short-term loans-related parties........................           5,369,394
  Accrued interest-short-term loans, related parties......             460,279
  Accrued sales and income taxes..........................             223,782
  Accrued others..........................................              31,591
                                                                --------------
    Total current liabilities.............................          12,464,975

Minority interest in subsidiary...........................             683,240

Stockholders' equity

 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding..................                  -

 Common stock: par value $.0001; 80,000,000 shares
   authorized; 25,000,000 issued and outstanding...........              2,500

 Additional paid in capital................................          3,130,452
 Accumulated deficit.......................................          (570,136)
 Accumulated other comprehensive income....................             70,683
                                                               ---------------
   Total stockholders' equity..............................          2,633,499

Total liabilities and stockholders' equity.................    $    15,781,714
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

Summary Compensation Table
--------------------------

                                    SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
----------------------------------------------------------    ----------------------------------------------------
              Annual Compensation                                   Awards                        Payouts
----------------------------------------------------------    --------------------------  ------------------------
                                                                             Securities
Name and                                     Other Annual     Restricted     Underlying
Principal                 Salary     Bonus   Compensation       Stock         Options/        LTIP      All Other
Position          Year      ($)       ($)       ($)             Awards ($)      SARS         Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------
Yonglin Du,
CEO and           2005	  24,145       -         -                -              -              -           -
President         2004    24,145       -         -                -              -              -           -
                  2003    24,145       -         -                -              -              -           -

Hua Meng          2005     7,250       -         -                -              -              -           -
CFO               2004     7,250       -         -                -              -              -           -
                  2003     7,250       -         -                -              -              -           -
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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 20, 2006, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                     Name and Address of       Amount & Nature of
Title of Class        Beneficial Owner         Beneficial Owner      Percent of Class
----------------- ------------------------  ----------------------   ---------------
Common Stock          Yonglin Du                1,900,000 shares         7.60%
                      19th Floor, Building C,
                      Tianchuangshiyuan,
                      Huizhongbeili,
                      Beijing, China, 100012
-------------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of December 20, 2006, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

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

Date: December 20, 2006


By: /s/ Yonglin Du
------------------------------------------------
Yonglin Du, President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Yonglin Du                                          December 20, 2006
 ---------------------------------------------       -----------------------
Yonglin Du, President, Chief Executive Officer               Date
and Director


/s/ Hua Meng                                            December 20, 2006
---------------------------------------------       -------------------------
Hua Meng, Chief Financial Officer                             Date


/s/ Wulong Wang                                         December 20, 2006
----------------------------------------------       -----------------------
Wulong Wang, Director                                         Date