Form 10KSB
period 2006-12-31
DAHUA INC
filed 2007-03-28
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB/A

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006
                                     or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________

                     Commission file number:      0-49852

                                  DAHUA INC.
-------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

                  Delaware                             04-3616479
-----------------------------------------   -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
              Chaoyang District, Beijing, China              100012
-------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                                86-10-6480-1527
-------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:         None
-------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, Par Value $0.001 Per Share
-------------------------------------------------------------------------------

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

Registrant's revenues for the year ended December 31, 2006 were $11,800,257.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of March 27, 2007 was 25,000,000.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|








                                      DAHUA INC.


                                     FORM 10-KSB
                          For the Year Ended December 31, 2006



PART I

Item 1.   Description of Business......................................        4
Item 2.   Description of Property......................................       13
Item 3.   Legal Proceedings............................................       14
Item 4.   Submission of Matters to a Vote of Security Holders..........       14

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....       14
Item 6.   Management's Discussion and Analysis or Plan of Operation....       15
Item 7.   Financial Statements.........................................       27
Item 8.   Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................       40
Item 8A.  Controls and Procedures......................................       41
Item 8B.  Other Information............................................       42

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........       42
Item 10.  Executive Compensation.......................................       44
Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.............................       46
Item 12   Certain Relationships and Related Transactions...............       47
Item 13.  Exhibits.....................................................       49
Item 14   Principal Accountant Fees and Services.......................       51

Signatures






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

The average sales price is around 1,500 yuan (approximately $188) per square foot. The price does not include interior finishing, light fixtures, plumbing and appliances, which are custom tailored to suit individual tastes and preferences of the buyer from a menu of options. The average cost for interior finishing is approximately 200 yuan (approximately $25) per square foot. The interior finishing can be done by outside contractors of the buyer's choice.

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

The construction began in July 2003 and was completed in December 2005. As of December 31, 2006, 30 units were sold and 30 units were reserved with deposits. There were 16 units available for sale.

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

In addition to the above permits and approvals, we will need a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain the permit by the end of 2007. There is no assurance that said permit will be issued within the timeframe anticipated. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the middle of 2009.


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

As the general contractor, we select our subcontractors for construction through a competitive bidding process. In addition to the bid price, our criteria include the bidders' experience, reputation, recommendations and references from other developers. The construction prices are capped and cover all materials and labor needed to complete the construction under the construction contract. The bid-winning subcontractor will make advance payments for all materials and labor. We make payments to the subcontractors over time upon completion and acceptance of certain phases of construction according to agreed-upon milestones specified in the construction contract.

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

We sell our homes through our sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, preview of model homes and the selection of options. Our sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We also market our homes for sale through direct mailing to an identified population of prospective buyers and, to a lesser extent, through other media, including newspapers, television and radio advertising, airplane advertising, product tie-ins, billboards and other signage. For the years ended December 31, 2006 and 2005, our advertising expenses were $1,824,182 and $98,970, respectively.

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2006, the balance of our customer deposits was $9,576,401.

Our sales are made pursuant to a standard sales contract. Subject to particular contract provisions, we generally permit purchasers to cancel their contractual obligations in the event mortgage approvals are unobtainable within a specified period of time and under certain other circumstances, including rescission rights which may be given under local law. We believe that our cancellation rate is lower than that generally experienced at other similar home developments, which stands at 5.5%. To date we have two contracts that have been cancelled.

Although we believe that our cancellation rate is lower than that generally experienced at other similar home developments, which stands at 5.5%, the possibility of clients, even though they have put down a certain amount of deposit, turn out choosing not to purchase our housing units creates an uncertainty and risk to our results of operations.

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


Home Buyer Financing and Deed Application
-----------------------------------------

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 20 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $3,841, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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


Employees
---------

As of December 31, 2006, we had 22 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.



Item 2.   Description of Property



We do not own any real estate properties other than the residential units we develop for sale. Our executive offices are located in an office complex of approximately 2,000 square feet at 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012. This office space is provided by Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group. We have contracted with Beijing Guohong Dahua Economic Research Center to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 for the year ended
December 31, 2005, into short- term loans due to related parties for payment of the services, which was still accrued at December 31, 2006. We believe that these facilities are adequate for our current and anticipated needs.


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



Item 4.   Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.



                                   PART II



Item 5.   Market for Common Equity and Related Stockholder Matters


Market Information
------------------

There is no public trading market for our common stock.


Holders
-------

As of March 27, 2007, there were 110 holders of record for our common shares. We have only one class of stock outstanding.


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


Rule 144 Shares
---------------

As of March 27, 2007, there were 25,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition, except the shares held by Waywood Investments Ltd. (150,000 shares) and Comp Hotel International Ltd (850,000 shares). The SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company, like Norton, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.

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

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2006, 30 units were sold, 30 units were reserved with clients' deposits, and 16 units were available for sale.


Plan of Operations
------------------

For the next 12 months, we plan to do the following.

 (1) To date, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan, approximately $2.56 million, for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by the middle of 2007.

 (2) As of December 31, 2006, we have sold 30 units and reserved 30 units with deposits. For the next 12 months, we will continue to sell the remaining 16 units to the public. At present, we don't know when they can be sold out. There is no significant amount of budget required.

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


Results of Operations
---------------------

Years Ended December 31, 2006 and 2005
--------------------------------------

Revenues
--------

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. As of December 31, 2006, we have sold 30 units out of 76 units. We recognized sales revenues of $11,800,257 and $2,267,399 from the sale of our housing units, for the years ended December 31, 2006 and 2005, respectively.


Cost of Good Sold
-----------------

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the years ended December 31, 2006 and 2005, our cost of good sold was $8,065,164 and $1,530,731 respectively.


Operating Expenses
------------------

For the year ended December 31, 2006, our operating expenses increased by $2,388,647, or 503.3%, to $2,863,235 from $474,588 in the prior year, mainly due to the large increase of the advertising expense, which increased $1,725,212, or 1743.2%. The reason for the large increase of advertising expenses is that the Company put more on the advertising to make more people familiar with the project. Accordingly, the sales revenues increased largely for the year ended December 31, 2006, compared with the year ended December 31, 2005. We made a provision of $180,995 for houses which will be sold below cost. As of December 31, 2006, we didn't recognize the sales revenues of such houses, because they didn't meet the requirement of revenue recognition. However, the sales prices of such houses were predetermined. Since the cost per square meter increased a little in 2006, it is estimated that the revenues will be lower than the costs when the revenues are recognized. The payroll expense also increased $137,882, or 211.5%. Other general and administrative expenses increased $334,187, or 110.7%.


Net Income
----------

For the year ended December 31, 2006, we had net income of $395,138, or $0.02 per share, as compared with net income of $137,182, or $0.01 per share, for the year of 2005.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2006, our customer deposit balance was $9,576,401.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2006, the short-term loans due to related parties had balance of $3,176,699, including accrued interest of $718,238.

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

As of December 31, 2006, we had cash and cash equivalent balance of $2,338,835. For the year December 31, 2006, our operating activities provided $5,166,001 of net cash, largely due to decrease in inventories of $1,509,217 and customer deposits of $3,035,808. For the year ended December 31, 2006, the investing activities used $270,212 of net cash, mainly due to increase in property, plant & equipment of $316,551 and partly offset by decrease in loans to related parties of $46,339. For the same period, the financing activities used $3,028,524 of net cash, which was due to the payments to related parties.

As of December 31, 2006, our First Phase of Dahua Garden was completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase. In addition to customer deposits, and short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase will also be used to finance the Second Phase development. There are no material commitments for capital expenditures.

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


Off-balance sheet arrangements
------------------------------

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2006, the balance of this separate account was $341,672. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. Please see
Note 6 and Note 7 of Notes to the Financial Statements for details.


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

WE HAVE INCURRED LOSSES IN THE PAST. IF THE LOSSES CONTINUE, WE MAY HAVE TO SUSPEND OUR OPERATIONS OR CEASE CARRYING ON BUSINESS.

While we had net income of $395,138 for the year ended December 31, 2006, we had accumulated deficit of $174,998 as of December 31, 2006. We are a development stage company, and we may incur additional losses. There is no assurance that our operations will become profitable. Failure to generate revenue will cause us to go out of business and could cause you to lose all or a substantial part of your investment.

WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT OUR SECOND PHASE PROJECT. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR SECOND PHASE PROJECT, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2006 we completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. Of 76 units, 30 houses were sold, 30 houses were reserved with clients' deposits, and 16 houses were available for sale. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the end of 2007. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

IF WE RAISE ADDITIONAL CAPITAL THE VALUE OF YOUR INVESTMENT MAY DECREASE.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior to or more advantageous than our common stockholders.

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

Our assets, officers and directors are located in China. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 5.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and December 31, 2006. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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


Item 7.   Financial Statements


The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheet
  Consolidated Statements of Operations and Comprehensive Income
  Consolidated Statements of Cash Flows
  Consolidated Statements of Changes in Stockholders' Equity
  Notes to Consolidated Financial Statements






                              Dahua, Inc.

                   Consolidated Financial Statements

                  For the Year Ended December 31, 2006






                        Child, Van Wagoner & Bradshaw, PLLC

 A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
          5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107
                   PHONE: (801) 281-4700  FAX: (801) 281-4701



              Report of Independent Registered Public Accounting Firm


To The Board of Directors
Dahua, Inc.
Beijing, Peoples Republic of China

We have audited the accompanying consolidated balance sheet of Dahua, Inc. (the Company) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dahua, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
March 6, 2007
Salt Lake City, Utah









                                            DAHUA, INC.
                                    CONSOLIDATED BALANCE SHEET



                                                                       December 31, 2006
			            ASSETS                                  ------------------

Current assets
 Cash and cash equivalents.....................................        $        2,338,835
 Inventory (note 4)............................................                13,898,322
                                                                       ------------------
    Total current assets.......................................                16,237,157

Property, plant & equipment
 Computer equipment............................................                    30,047
 Office equipment..............................................                    74,945
 Telephones....................................................                     2,871
 Vehicles......................................................                   278,506
                                                                       ------------------
    Total property, plant & equipment..........................                   386,369
    Accumulated depreciation...................................                  (49,490)
                                                                       -------------------
    Net property, plant and equipment..........................                   336,879

Tax prepaid....................................................                   267,089
Restricted cash (note 7).......................................                   341,672

Total assets...................................................        $       17,182,797
                                                                       ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable..............................................         $         404,403
 Customer deposits (note 6)....................................                 9,576,401
 Short-term loans-related parties (note 5).....................                 2,458,461
 Accrued interest-short-term loans, related parties............                   718,238
 Accrued others................................................                    90,966
                                                                        -----------------
    Total current liabilities..................................                13,248,469

Minority interest in subsidiary................................                   782,025

Stockholders' equity
 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding......................                         -
 Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 issued and outstanding................                     2,500
 Additional paid in capital....................................                 3,130,452
 Accumulated deficit...........................................                 (174,998)
 Accumulated other comprehensive income........................                   194,349
                                                                        -----------------
    Total stockholders' equity.................................                 3,152,303

Total liabilities and stockholders' equity.....................         $      17,182,797
                                                                        =================






                   See accompanying notes to consolidated financial statements








                                         DAHUA, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                        Year ended
                                                                        December 31,
                                                            ------------------------------------
                                                                   2006                2005
                                                            ----------------    ----------------
Revenues
 Sales revenues......................................       $     11,800,257    $     2,267,399
 Cost of goods sold..................................              8,065,164          1,530,731
                                                            ----------------    ---------------
Gross profit                                                       3,735,093            736,668

Expenses
 Advertising.........................................              1,824,182             98,970
 Depreciation........................................                 19,006              8,635
 Payroll expense.....................................                203,083             65,201
 Provision for flat selling below cost...............                180,995                  -
 Other general and administrative....................                635,969            301,782
                                                            ----------------    ---------------
Total expenses                                                     2,863,235            474,588
                                                            ----------------    ---------------

Net income from operations...........................                871,858            262,080

Other income (expense)
 Interest expense....................................              (237,158)            (9,768)
 Other income........................................                 90,981                  -
 Interest income.....................................                 11,518              3,625
                                                             ---------------    ---------------
Total other income (expense).........................              (134,659)            (6,143)
                                                             ---------------    ---------------

Net income before taxes and minority interest........                737,199            255,937

Provision for income taxes...........................              (243,276)           (84,459)
                                                              --------------    ---------------
Net income before minority interest..................                493,923            171,478
Minority interest in subsidiary income...............                 98,785             34,296
                                                              --------------    ---------------
Net income...........................................         $      395,138    $       137,182
                                                              ==============    ===============

Foreign currency translation adjustment..............                123,666             70,683
                                                              --------------    ---------------
Comprehensive income.................................         $      518,804    $       207,865
                                                              ==============    ===============

Basic and diluted earnings (loss) per share..........         $         0.02    $          0.01
                                                              ==============    ===============
Weighted average common shares outstanding...........             25,000,000         22,520,548
                                                              ==============    ===============




                  See accompanying notes to consolidated financial statements







                                           DAHUA, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Year ended
                                                                       December 31,
                                                           ----------------------------------
                                                                 2006             2005
                                                           -----------------  ---------------
Cash flows from operating activities:
  Net income..........................................      $       395,138    $      137,182
  Adjustments to reconcile net income to
   net cash (used in )operations:
    Depreciation......................................               19,006             8,635
    Minority interest.................................               98,785            34,296
  Changes in operating assets and liabilities:
    Inventory.........................................            1,509,217       (6,481,319)
    Prepaid construction costs........................                    -         1,531,457
    Tax prepaid.......................................            (261,447)                 -
    Accounts payable..................................              301,787            67,544
    Customer deposits.................................            3,035,808         1,256,601
    Accrued interest..................................              237,158           200,880
    Income taxe payable...............................            (226,518)           223,782
    Other accruals....................................               57,067             (518)
                                                           ----------------   ---------------
       Net cash provided by (used in) operations......            5,166,001       (3,021,460)

Cash flows from investing activities:
 Purchases of property, plant & equipment.............            (316,551)                 -
 Due from related parties.............................               46,339                 -
                                                           ----------------   ---------------
       Net cash used in investing activities..........            (270,212)                 -

Cash flows from financing activities:
 Acquired treasury stock..............................                    -         (100,000)
 Payments on loans payable............................          (3,028,524)             4,260
 Proceeds from loans payable - related party..........                    -         2,405,715
 Investment in subsidiary by minority owner...........                    -	        566,265
                                                           ----------------   ---------------
    Net cash provided by (used in) financing activities         (3,028,524)         2,876,240

Effect of rate changes on cash........................               54,516            87,501

Increase (decrease) in cash and cash equivalents......            1,921,781          (57,719)

Cash and cash equivalents, beginning of period........              417,054           474,784
                                                            ---------------   ---------------
Cash and cash equivalents, end of period..............      $     2,338,835   $       417,065
                                                            ===============   ===============


Supplemental disclosures of cash flow information:

 Interest paid in cash................................      $             -   $         9,768
                                                            ===============   ===============
 Income taxes paid in cash............................      $       339,168   $             -
                                                            ===============   ===============
 Sales taxes paid in cash.............................      $     1,131,322   $             -
                                                            ===============   ===============





                      See accompany notes to consolidated financial statements






                                            DAHUA INC.

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                  Additional                        Other
                                    Common          Common         Paid in         Retained      Comprehensive       Total
                                    Shares          Stock          Capital          Deficit          Income          Equity
                                --------------   ----------  -----------------  ---------------  --------------   ------------
Balance January 1, 2005          20,000,000      $   2,000    $      965,352     $    (707,318)    $        -     $    260,034

Stock purchased and canceled
 in merger transaction                    -              -         (100,000)                  -             -        (100,000)

Issued common stock               5,000,000            500         2,265,100                  -             -        2,265,600

Foreign currency translation              -              -                 -                  -        70,683           70,683

Net income                                -              -                 -            137,182             -          137,182
                                --------------   -----------  ----------------   ---------------  ------------   -------------
Balance December 31, 2005        25,000,000      $   2,500    $    3,130,452     $    (570,136)    $    70,683    $  2,633,499

Net income                                -              -                 -            395,138              -         395,138

Foreign currency translation              -              -                 -                  -         123,666        123,666
                               --------------   ------------   ---------------   ---------------  -------------  --------------
Balance December 31, 2006        25,000,000      $   2,500     $   3,130,452     $     (174,998)    $   194,349   $  3,152,303




                             See accompany notes to consolidated financial statements









                                          DAHUA INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Nature of operations

Dahua, Inc. ("Dahua") was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. ("Norton"). The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre acquisition owners and control persons of Bauer and the $100,000 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

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

The Company engages in the development of real estate and the sale of commodity housing. The Company has completed all of the construction on its current development project and all of the houses are sold or available for sale.

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

Trade Accounts Receivable
-------------------------

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2006 and 2005.

Inventories
-----------

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method. The Company made a provision of $180,995 for houses which will be sold below cost. As of December 31, 2006, the Company didn't recognize the sales revenues of such houses, because they didn't meet the requirement of revenue recognition. However, the sales prices of such houses were predetermined. Since the cost per square meter increased a little in 2006, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

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

     Computer equipment           3 years
     Office equipment             7 years
     Vehicles                     7 years

Depreciation expense for the years ended December 31, 2006 and 2005 was $19,006 and $8,635, respectively.

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

Advertising Expenses
--------------------

Advertising costs are expensed as incurred. Advertising expense amounted to $1,824,182 and $98,970 for the years ended December 31, 2006 and 2005. The reason for the large increase of advertising expenses is that the Company put more on the advertising to make more people familiar with the project.

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

Earnings Per Share
------------------

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants, using the treasury stock method. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                            2006             2005
                                                       ----------------  --------------
NUMERATOR FOR BASIC AND DILUTED EPS
  Net income to common stockholders                     $       395,138   $     137,182
                                                        ===============   =============

DENOMINATORS FOR BASIC AND DILUTED EPS

  Weighted average shares of common stock outstanding	       25,000,000	     22,520,548
                                                        ---------------   -------------
  Add: dilutive equity securities outstanding                         -               -
                                                        ---------------   -------------
  Denominator for diluted EPS                                25,000,000      22,520,548
                                                        ---------------   -------------

EPS - Basic                                              $         0.02    $       0.01
                                                        ===============   =============
EPS - Diluted                                            $         0.02    $       0.01
                                                        ===============   =============


The Company had no potentially dilutive securities outstanding at December 31, 2006 and 2005.

4.  Inventory

Inventory represents completed houses available for sale at December 31, 2006. During 2005, the Company completed all of its construction-in-progress. As of December 31, 2006, 30 units were sold, 30 units were reserved with clients' deposits, and 16 units were available for sale.

5.  Related Party Transactions

Short-term loans due to related parties had balances of $3,176,699 and $5,829,673 (including accrued interest) at December 31, 2006 and 2005, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $237,158 and $200,880 for the years ended December 31, 2006 and 2005. The interest amounts, which were accrued for the year ended December 31, 2006, were expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at December 31, 2006 was $9,576,401. Of the 30 units reserved, 12 unit's deposits are money received from bank arrangements (see note 7) in the amounts of $2,934,355. Accordingly, the bank has liens against these 12 units.

7.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At December 31, 2006, the balance of this separate account was $341,672. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

8. Tax

The Company made a provision for sales tax, which totaled $708,016 and $138,067 respectively for the year ended December 31, 2006 and 2005. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of inventory.

The Company made a provision for income tax, which totaled $243,276 and $84,459 respectively for the year ended December 31, 2006 and 2005. The income tax is calculated on the basis of the net income before taxes and minority interest.

The Company paid sales tax and income tax in cash, which totaled $1,131,322 and $339,168 respectively for the year ended December 31, 2006.

The Company owed individual tax on behalf of staff, which totaled $174 at December 31, 2006.

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

10.  Stocks

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of December 31, 2006, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115". The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Statement is effective as of beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that the Statement will have no material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Statement of Financial Accounting Standards - an amendment of FASB Statement No. 87,88,106, and 132 (R)". The statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a non-for-profit organization. The statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company currently anticipate that SFAS No. 158 will not have a material impact on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Statement of Financial Accounting Standards - Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. The statement is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those fiscal years. The Company currently anticipates that SFAS No. 157 will not have a material impact on our results of operations or financial position.

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



Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On or about January 1, 2006, Child, Sullivan & Company, our principal accountant, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we dismissed Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as our principal accountant for our fiscal years ending December 31, 2005 and 2006 and the interim periods for 2005 and 2006. The decision to change principal accountants was ratified by our Board of Directors.

None of the reports of Child, Sullivan & Company, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for the previous two fiscal years and interim period up to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that: 1) internal controls necessary to develop reliable financial statements did not exist; or
2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or 3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2006.

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

(b) Changes in international controlsa over financial reporting. The internal control deficiencies that were identified as weaknesses were (i) the lack of adequate accounting and reporting personnel with sufficient US GAAP knowledge related to construction accounting and (ii) the lack of sufficient formalized and consistent finance and accounting procedures to detect instances of non-compliance with existing policies and procedures.

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

The name, address, age and position of our officers and directors are set forth below:


   Name        Age                Position Held
------------  ----  ----------------------------------------------------------
Du Yonglin     65   President, Chief Executive Officer and Director
Wang Wulong    67   Director
Meng Hua       31   Chief Financial Officer
Zeng Qinna     29   Corporate Secretary

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2006, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.



Item 10.  Executive Compensation


We have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 for the year ending December 31, 2005, which was still accrued at December 31, 2006, into short-term loans due to related parties for payment of the services.

SUMMARY COMPENSATION TABLE
--------------------------

                                    SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------
                                                          Non-          Nonquali-
                                                          Equity         fied
                                                         Incentive     Deferred         All
Name and                               Stock    Option     Plan       Compensation      Other
Principal             Salary   Bonus   Awards   Awards  Compensation    Earnings   Compensation    Total
Position      Year    ($)       ($)     ($)      ($)       ($)            ($)           ($)         ($)
---------------------------------------------------------------------------------------------------------
Yonglin Du    2006   25,086      -       -        -         -             -             -         25,086
CEO and       2005   24,145      -       -        -         -             -             -         24,145
President

Hua Meng      2006   7,526      -        -        -         -             -             -          7,526
CFO           2005   7,250      -        -        -         -             -             -          7,250
---------------------------------------------------------------------------------------------------------

(i) The annual salaries paid Mr. Du were 200,000 yuan, or approximately $25,086, and Ms. Meng 60,000 yuan, or approximately $7,526, respectively.

At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-B, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.


Outstanding Equity Awards at Fiscal Year-End Table
--------------------------------------------------

We do not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(a)(4) of Regulation S-B, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.


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


Employment Contracts, Termination of Employment, Change-in-Control Arrangements
-------------------------------------------------------------------------------

We have not entered employment agreements with our executive officers. There are no compensatory plans or arrangements, including payments to be received from us, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control of us or a change in the named executive officer's responsibilities following a change-in -control.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2007, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                   Name and Address of         Amount & Nature of
Title of Class      Beneficial Owner           Beneficial Owner      Percent of Class
-------------   --------------------------- -----------------------  ----------------
Common Stock    Yonglin Du                     1,900,000 shares          7.60%
                19th Floor, Building C,
                Tianchuangshiyuan,
                Huizhongbeili,
                Beijing, China, 100012
-------------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of March 27, 2007, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

                    Name and Address of       Amount & Nature of
Title of Class     Beneficial Owner(1)        Beneficial Owner      Percent of Class
--------------  ------------------------   -----------------------  ------------------
 Common Stock    Yonglin Du(2)                 1,900,000 shares          7.60%
                 19th Floor, Building C,
                 Tianchuangshiyuan,
                 Huizhongbeili,
                 Beijing, China, 100012

Common Stock     Qinna Zeng (3)                   72,500 shares           * (4)
                 #1712, Courtyard 5,
                 Beiyuan Road, Chaoyang District,
                 Beijing

Common Stock     Hua Meng (5)                     15,000 shares           *
                 # 8104, Courtyard 11
                 Anning Zhuang
                 Xisanqi, Haidian District,
                 Beijing

Common Stock     Wang Wulong                               Nil           Nil
                 c/o Dahua Inc.
                 19th Floor, Building C,
                 Tianchuangshiyuan,
                 Huizhongbeili,
                 Beijing, China, 100012

                 All officers and directors
                 as a group                       1,987,500 shares       7.95%
------------------------------------------------------------------------------------


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


Related Party Loans
-------------------

Set forth below is a chart of all related party loans (lines of credit) extended to us as of December 31, 2006:

             Party                           Current Loan Balance         Date
-----------------------------------------------------------------------------------
Dahua Project Management Group                 $         935,979        October 2001
Dahua Designation Institute                              576,620      September 2003
Beijing Dahua Guohong Invest Inc.                         70,476       November 2002
Beijing Guohong Dahua Economic Research Center           271,652      September 2002
Beijing Dahua Bidding Agency                             550,992       November 2004
Donghui Du                                                 6,800       December 2001
Beijing Dahua Weiye Invest Inc.                           45,942       December 2005
------------------------------------------------------------------------------------
                       Total                   $       2,458,461


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


Transaction With Guohong Dahua Economic Research Center
-------------------------------------------------------

For the past three years, we have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide us with administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $145,103 and $74,349 for each year ending December 31, 2004 and 2003 respectively into short- term loans due to related parties for payment of the services. The agreements were filed as Exhibits 10.7 and 10.8.


Item 13.  Exhibits


(a) The following exhibits are filed as part of this report.

   Exhibit
   Number                        Description
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

   31.1       Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
              Officer.

   31.2       Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
              Officer.

   32.1       Section 1350 Certification of Principal Executive Officer.

   32.2       Section 1350 Certification of Princial Financial Officer.



Item 14   Principal Accountant Fees and Services


The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006 and 2005:


   Fee category               2006                2005
----------------------   -------------    ---------------
Audit fees               $   40,000       $     28,500
Audit-related fees                -                  -
Tax fees                          -                  -
All other fees                    -                  -
-----------------------------------------------------------
      Total fees         $   40,000       $     28,500

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2006, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2006 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.




                                    SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DAHUA, INC.

Date: March 27 , 2007


By: /s/ Yonglin Du
--------------------------
Yonglin Du, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Yonglin Du                                            March 27, 2007
 ---------------------------------------------          --------------------
Yonglin Du, President, Chief Executive Officer                  Date
and Director

/s/ Hua Meng                                               March 27, 2007
----------------------------------------------          --------------------
Hua Meng, Chief Financial Officer                               Date


/s/ Wulong Wang                                            March 27, 2007
----------------------------------------------          --------------------
Wulong Wang, Director                                            Date