Form 10QSB/A
period 2006-06-30
DAHUA INC
filed 2007-04-02
CIK 1169354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of March 30, 2007.

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

Operating Expenses
------------------

For the three months ended June 30, 2006, our operating expenses were $463,885, an increase of $344,137, or 287%, as compared to $119,748 for the same period of prior year. The increase in operating expenses resulted primarily from substantially increased advertising expenses, which increased from $46,042 for the three-month period ended June 30, 2005 to $251,371 for the same period of 2006, or approximately 446%. The reasons for the large increase of advertising expenses were as below:

   (1) We began our First Phase of Dahua Garden construction in July 2003. The construction was not completed until December 2005. Therefore, no much money was needed to spend on advertising for the three months ended June 30, 2005.

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to the public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the three months ended June 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden in the end of 2007.

Our selling, general and administrative expenses also increased greatly, from $78,445 for the three-month period ended June 30, 2005 to $181,611 for the same period of 2006, or 132%, mostly due to increased sales and marketing activities.

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

Operating Expenses
------------------

During the six months ended June 30, 2006, our operating expenses were $710,381 as compared to $261,252 during the six-month period in 2005, an increase of $449,129 or 172%. The increase was primarily due to substantially increased advertising expenses, which increased approximately 520%, from $60,944 for the six-month period ended June 30, 2005 to $378,394 for the same period of 2006. The reasons for the large increase of advertising expenses were as below:

   (1) We began our First Phase of Dahua Garden construction in July 2003. The construction was not completed until December 2005. Therefore, no much money was needed to spend on advertising for the six months ended June 30, 2005.

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to the public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the six months ended June 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden in the end of 2007.

Our selling, general and administrative expenses also increased, from $165,785 for the six months ended June 30, 2005 to $281,825 for the same period of 2006, or 70.0%, largely due to increased sales and marketing activities in 2006.

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

March 30, 2007


By: /s/ Hua Meng
-------------------------------------------
Hua Meng, Chief Financial Officer
(Principal Accounting and Financial Officer)


March 30, 2007