Form 10QSB/A
period 2006-09-30
DAHUA INC
filed 2007-04-02
CIK 1169354

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

Operating Expenses
------------------

For the three months ended September 30, 2006, our operating expenses were $905,482, an increase of $845,552, or 1410.9%, as compared to $59,930 for the same period of prior year. The increase in operating expenses resulted primarily from substantially increased advertising expenses, which increased from $5,232 for the three-month period ended September 30, 2005 to $718,515 for the same period of 2006, or approximately 13,633.1%. The reasons for the large increase of advertising expenses were as below:

   (1) We began our First Phase of Dahua Garden construction in July 2003. The construction was not completed until December 2005. Therefore, no much money was needed to spend on advertising for the three month ended September 30, 2005.

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the three months ended September 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden in the end of 2007.

Our selling, general and administrative expenses also increased greatly, from $36,233 for the three-month period ended September 30, 2005 to $101,753 for the same period of 2006, or 180.8%, mostly due to increased sales and marketing activities.

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

Operating Expenses
------------------

During the nine months ended September 30, 2006, our operating expenses were $1,615,863 as compared to $321,182 during the nine-month period in 2005, an increase of $1,294,681 or 403.1%. The increase was primarily due to substantially increased advertising expenses, which increased approximately 1557.6%, from $66,176 for the nine-month period ended September 30, 2005 to $1,096,909 for the same period of 2006. The reasons for the large increase of advertising expenses were as below:

   (1) We began our First Phase of Dahua Garden construction in July 2003. The construction was not completed until December 2005. Therefore, no much money was needed to spend on advertising for the nine months ended September 30, 2005.

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the nine months ended September 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden in the end of 2007.

Our selling, general and administrative expenses also increased, from $202,018 for the nine months ended September 30, 2005 to $383,578 for the same period of 2006, or 89.9%, largely due to increased sales and marketing activities in 2006.

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


DAHUA, INC.


By: /s/  Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President
(Principal Executive Officer)

March 30, 2007



By: /s/ Hua Meng
---------------------------------
Hua Meng, Chief Financial Officer
(Principal Accounting and Financial Officer)

March 30, 2007