Form 10QSB
period 2007-03-31
DAHUA INC
filed 2007-05-14
CIK 1169354

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

      Commission file number:                          000-49852
                               ________________________________________________

                                      DAHUA INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

              Delaware                               04-3616479
----------------------------------------   ------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 14, 2007: 25,000,000 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one):
 Yes  [ ]  No [X]






                                       DAHUA INC.




                                    Table of Contents




Part I. Financial Information


Item1.  Financial Statements

  Consolidated Balance Sheet as of March 31, 2007 (unaudited).........        3

  Consolidated Statements of Operations and Comprehensive Loss for
    the Three Months Ended March 31, 2007 and 2006 (unaudited)........        5

  Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2007 and 2006 (unaudited).........................        6

  Notes to Consolidated Financial Statements..........................        7

Item 2. Management's Discussion and Analysis or Plan of Operation.....       12

Item 3. Controls and Procedures.......................................       17

Part II.   Other Information

Item 1.  Legal Information............................................       18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..       18
Item 3.  Defaults Upon Senior Securities..............................       18
Item 4.  Submission of Matters to a Vote of Security Holders..........       18
Item 5.  Other Information............................................       18
Item 6.  Exhibits and Reports on Form 8-K.............................       18

Signature.............................................................       19








PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                                    DAHUA, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31,
                            ASSETS                                 2007
                                                            ----------------

Current assets
 Cash and cash equivalents.........................         $      2,251,374
 Inventory (note 4)................................               13,302,433
                                                           ------------------
    Total current assets...........................               15,553,807

Property, plant & equipment
 Computer equipment................................                   41,266
 Office equipment..................................                   85,836
 Telephones........................................                    2,897
 Vehicles..........................................                  281,023
                                                           -----------------
    Total equipment................................                  411,022
    Accumulated depreciation.......................                 (65,145)
                                                           -----------------
    Net equipment..................................                  345,877

Loans receivable...................................                   15,674
Tax prepaid........................................                  404,056
Restricted cash (note 7)...........................                  412,894
                                                           -----------------
    Total assets...................................         $     16,732,308
                                                           =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
 Accounts payable...................................        $        408,058
 Customer deposits (note 6).........................               9,070,766
 Short-term loans-related parties (note 5)..........               2,286,887
 Accrued interest-short-term loans, related parties.                 755,925
 Other accruals.....................................                 103,028
                                                            -----------------
    Total current liabilities.......................              12,624,664

Minority interest in subsidiary.....................                 809,481
Stockholders' equity
 Preferred stock: par value $.0001; 20,000,000 shares
   authorized; none issued and outstanding..........                       -
 Common stock: par value $.0001; 80,000,000 shares
   authorized; 25,000,000 issued and outstanding....                   2,500
Additional paid in capital..........................               3,130,452
Accumulated deficit.................................                (65,174)
Accumulated other comprehensive income..............                 230,385
                                                           -----------------
    Total stockholders' equity......................               3,298,163
                                                           -----------------
Total liabilities and stockholders' equity..........       $      16,732,308
                                                           =================




         See accompanying notes to consolidated financial statements









                                        DAHUA, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (UNAUDITED)


                                                            Three months ended
								                 March 31,
                                                   -----------------------------------
                                                           2007             2006
                                                   -----------------  ----------------
Revenues
 Sales revenues.............................        $     3,127,922    $      329,152
 Cost of goods sold.........................              2,111,563           246,810
                                                   -----------------  ----------------
    Gross profit............................              1,016,359            82,342

Expenses
 Advertising................................                219,198           127,023
 Depreciation...............................                 15,155             1,485
 Payroll expense............................                 86,640            17,972
 Other general and administrative...........                463,228           100,016
                                                   -----------------   --------------
    Total expenses..........................                784,221           246,496
                                                   -----------------   --------------

Net income (loss) from operations...........                232,138         (164,154)

Other income (expense)
 Interest expense...........................               (31,088)          (50,920)
 Other income...............................                    434                 -
 Interest income............................                  3,411               367
                                                   ----------------    --------------
    Total other income (expense)............               (27,243)          (50,553)

Net income (loss) before taxes and minority interest        204,895         (214,707)

Provision for income taxes..................               (67,615)                 -
                                                    ---------------    --------------
Net income (loss) before minority interest..                137,280         (214,707)

Minority interest in subsidiary income (loss)                27,456          (42,941)
                                                   ----------------   ---------------
Net income (loss)...........................        $       109,824    $    (171,766)
                                                   ================   ===============

Foreign currency translation adjustment.....                 36,036            21,231
Comprehensive income (loss).................        $       145,860    $    (150,535)
                                                   ================   ===============

Basic and diluted loss per share............        $          0.00    $       (0.01)
                                                   ================   ===============

Weighted average common shares outstanding..             25,000,000        25,000,000
                                                   ================   ===============




                 See accompany notes to consolidated financial statements








                                           DAHUA, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)





                                                                    Three months ended
                                                                          March 31,
                                                             ---------------------------------
                                                                   2007             2006
                                                             ----------------  ---------------
Cash flows from operating activities:
Net income (loss)....................................         $      109,824    $   (171,766)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in)operations:
  Depreciation.......................................                 15,155            1,485
  Minority interest..................................                 27,456         (42,941)
Changes in operating assets and liabilities:
 Inventory...........................................                718,997        (570,360)
 Tax prepaid.........................................              (134,087)                -
 Restricted cash.....................................                      -         (22,558)
 Accounts payable....................................                      -           26,263
 Customer deposits...................................              (658,030)          848,538
 Accrued interest....................................                 31,088           50,920
 Income tax payable..................................                      -           21,312
 Other accruals......................................                 11,201            2,043
                                                              ---------------  --------------
Net cash provided by (used in) operations............                121,604          142,936

Cash flows from investing activities:
 Loans receivable....................................               (15,619)                -
 Purchases of property, plant & equipment............               (21,088)         (14,539)
 Advances to related parties.........................                      -            (303)
                                                              ---------------  --------------
Net cash used in investing activities................               (36,707)         (14,842)

Cash flows from financing activities:
 Payments on loans payable...........................              (193,121)                -
 Proceeds from loans payable-related party...........                      -           24,832
                                                              ---------------  --------------
Net cash provided by (used in) financing activities..              (193,121)           24,832

Effect of rate changes on cash.......................                 20,763           21,231

Increase (decrease) in cash and cash equivalents.....               (87,461)          174,157

Cash and cash equivalents, beginning of period.......              2,338,835          417,065
                                                              ---------------  --------------
Cash and cash equivalents, end of period.............         $    2,251,374     $    591,222
                                                              ===============   =============


Supplemental disclosures of cash flow information:
 Interest paid in cash...............................          $           -     $          -
                                                               ==============   ==============
 Income taxes paid in cash...........................          $     226,027     $          -
                                                               ==============   ==============



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

The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

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

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands ("BVI"). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. ("Subsidiary") on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People' Republic of China ("PRC"). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre- acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as "the Company".

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All n ecessary adjustments have been made to present the financial statements in accordance with US GAAP.

3.  Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company' business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at March 31, 2007.

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

           Computer equipment              3 years
           Office equipmen                 7 years
           Vehicles                        7 years

Depreciation expense for the three months periods ended March 31, 2007 and 2006 was $15,155 and $1,485, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $219,198 and $127,023 for the three months periods ended March 31, 2007 and 2006.

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

                                                                 For the three months ended
                                                          -----------------------------------------
                                                             March 31, 2007        March 31, 2006
                                                          -------------------- --------------------
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders                          $         109,824    $         (171,766)
                                                          ===================  ====================
DENOMINATORS FOR BASIC AND DILUTED EPS
   Weighted average shares of common stock outstanding            25,000,000             25,000,000
                                                          -------------------  --------------------
   Add: dilutive equity securities outstanding                             -                      -
                                                          -------------------  --------------------

   Denominator for diluted EPS                                    25,000,000             25,000,000
                                                          -------------------  --------------------

EPS-Basic                                                   $           0.00    $            (0.01)
                                                          -------------------  --------------------
EPS-Diluted                                                 $           0.00    $            (0.01)
                                                          -------------------  --------------------

The Company had no potentially dilutive securities outstanding at March 31, 2007.


4.  Inventory

Inventory represents completed houses available for sale at March 31, 2007. During 2005, the Company completed all of its construction-in-progress. As of March 31, 2007, 36 units were sold, 27 units were reserved with clients' deposits, and 13 units were available for sale.

5.  Related Party Transactions

Short-term loans due to related parties had balances of $3,042,812 and $3,176,699 (including accrued interest) at March 31, 2007 and December 31, 2006, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $237,158 and $200,880 for the three months periods ended March 31, 2007 and 2006. The interest amounts, which were accrued for the three months periods ended March 31, 2007, were expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

6.  Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at March 31, 2007 was $9,070,766. Of the 27 units reserved, 12 unit' deposits are money received from bank arrangements (see note 7) in the amounts of $3,112,151. Accordingly, the bank has liens against these 12 units.

7. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At March 31, 2007, the balance of this separate account was $412,894. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

8. Tax

The Company made a provision for sales tax, which totaled $187,675 and $708,016 respectively for the three months periods ended March 31, 2007 and the year ended December 31, 2006. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of inventory.

The Company made a provision for income tax, which totaled $67,615 and $243,276 respectively for the three months periods ended March 31, 2007 and the year ended December 31, 2006. The income tax is calculated on the basis of the net income before taxes and minority interest.

The Company paid sales tax and income tax in cash, which totaled $164,196 and $226,027 respectively for the three months periods ended March 31, 2007.

The Company prepaid individual tax on behalf of staff, which totaled $332 at March 31, 2007.

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

10.  Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of March 31, 2007, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

Overview
--------

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2007, 36 units were sold, 27 units were reserved with clients' deposits, and 13 units were available for sale.

For the next 12 months, we plan to do the following:

(1) To date, we have made the full payment to the government, which amounts to approximately 20,000,000 yuan, approximately $2.49 million, for the acquisition of land use rights. We are applying for deeds for our newly built homes with the government. Upon receipt of the deeds, we will distribute the deeds to individual homeowners. We expect to complete this process by the end of 2007.

(2) As of the date of this report, there are 13 housing units available for sale. For the next a few months, we will continue to sell those remaining units to the public. At present, we don't know when they can be sold out. There is no significant amount of budget required.

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

In addition to the above permits and approvals, we also need to obtain a permit to commence construction by Beijing Municipal Construction Commission. We expect to obtain this permit by the middle of 2008. There is no assurance that said permit will be issued within the timeframe anticipated. There is no significant amount of budget required.

(4) After we obtain all necessary permits and approvals, we plan to begin our construction of 250 units of luxury single-family homes. We plan to begin our Second Phase of Dahua Garden in the end of 2007. The construction will take up to 18 to 20 months to complete, and we expect to commence sales in the end of 2009. It is estimated that approximately $60.5 million is needed to complete the project.


Results of Operations
----------------------

For the Three Months Ended March 31, 2007 and 2006
--------------------------------------------------

Revenues
--------

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended March 31, 2007 and 2006, we sold 6 and 1 units, and recognized sales revenues of $3,127,922 and $329,152, respectively.

The following table sets forth more detailed information about our sales of housing units:

(1) Unit sold and reserved

                                       Three months        Three months
                                          ended                ended
                                      March 31, 2007       March 31, 2006
                                    -----------------    ----------------
Houses sold                                 6                     1
Houses reserved                            (3)                    1

(2) Cumulative balance


				             ----- Cumulative Balance as of--------

                                        March 31, 2007     March 31, 2006
                                      ------------------  -----------------
Units sold                                    36                  7
Units reserved with deposits                  27                 28
Units available for sales                     13                 41
                                      ------------------   ----------------
          Total                               76                 76
                                      ==================   ================


Cost of Good Sold
-----------------

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2007 and 2006, our cost of goods sold was $2,111,563 and $246,810 respectively, approximately 67.51% and 74.98% of the sales.

Operating Expenses
------------------

During the three months ended March 31, 2007, our operating expenses increased by $537,725, or 218.15%, to $784,221 from $246,496 for the same period of prior year, mainly due to the large increase of the other general and administrative expense, which increased $363,212, or 363.15%, to $463,228 from $100,016 for the same period of prior year. The reason for the large increase of other general and administrative expenses was as below:

       In February 2007, one person wanted to purchase the unit which has been reserved by one client. However, the new client wanted to purchase the unit from us, rather than from the older client. After talking with him, the older client agreed that we could repurchase the unit. As the compensation, we should compensate the older client $135,049 in additional to the amounts he paid originally. We have pre-sold the unit to the new client at a higher price.

Also, the advertising expense increase by $92,175, or 72.57%, to $219,198 for the same period in 2006. The reason for the large increase of advertising expense was as below:

        After our construction was completed in December 2005, one of our big jobs after the construction was completed was to sell those housing units to the public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the three months ended March 31, 2007, we spent much more on promoting than the same period of prior year, and hope such large amount of promoting expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses and we expect to start in the middle of 2008.

Net Income
----------

For the three months ended March 31, 2007, we had net income of $109,824, or $0.00 per share, as compared with net loss of $171,766, or $0.01 per share, for the same period of the prior year.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of March 31, 2007, our customer deposit balance was $9,070,766.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of March 31, 2007, the short-term loans due to related parties had a balance of $2,286,887, and accrued interest of $755,925.

On May 12, 2005, Beijing Dahua Real Estate Development, Ltd, our operating subsidiary, increased its registered capital, in which Dahua increased its investment by $2,265,600 and the minority shareholder increased its investment by $566,265. Dahua Group advanced funds to us to allow for the increase in investment. On September 21, 2005, we issued 4,750,000 shares to Dahua Group at the price of $0.477 per share in exchange for the short-term loans Dahua Group provided. At the same time, according to the Shares Exchange Agreement signed on January 30, 2005, it is our responsibility to maintain the ownership percentage held by Comp Hotel International Ltd. ("Comp Hotel") and Waywood Investments Ltd. ("Waywood"). In this regard, we issued 212,500 shares and 37,500 shares to Comp Hotel and Waywood, respectively. There was no cash inflow from this issuance. After the capital increase, the subsidiary's registered capital is $4,036,145, of which we, through Bauer, still hold 80% of the shares of Dahua Real Estate.

As of March 31, 2007, we had cash and cash equivalents balance of $2,251,374. For the three months ended March 31, 2007, our operating activities provided $121,604 of net cash, largely due to decrease in inventories ($718,997) and partly offset by decrease in customer deposits ($658,030). For the three months ended March 31, 2007, the investing activities used $36,707 of net cash, used for purchase of property, plant & equipment of $21,088 and loans receivable of $15,619. For the same period, the financing activities used $193,121 of net cash, which was due to the payments to related parties.

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

Off-balance sheet arrangements
------------------------------

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2007, the balance of this separate account was $412,894. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.



Item 3.       CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective.

(b) Changes in internal controls over financial reporting

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


DAHUA, INC.



By: /s/ Yonglin Du
---------------------------------------------------
Younglin Du, Chief Executive Officer and President

May 14, 2007



By: /s/ Hua Meng
---------------------------------------------------
Hua Meng, Chief Financial Officer
(principal financial officer and principal accounting officer)

May 14, 2007