Form 10QSB
period 2007-06-30
DAHUA INC
filed 2007-08-14
CIK 1169354

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ___________________

        Commission file number:                      000-49852
                                _______________________________________________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of August 14, 2007

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]











                                 DAHUA INC.



                             Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of June 30, 2007 (unaudited).........         3

  Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)      5

  Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2007 and 2006 (Unaudited)..........................         6

  Notes to Consolidated Financial Statements.........................         7

Item 2. Management's Discussion and Analysis or Plan of Operation....        12

Item 3. Controls and Procedures......................................        16


Part II.   Other Information

Item 1.  Legal Information............................................       18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..       18
Item 3.  Defaults Upon Senior Securities..............................       18
Item 4.  Submission of Matters to a Vote of Security Holders..........       18
Item 5.  Other Information............................................       18

Signatures............................................................       19







                        PART I.   FINANCIAL INFORMATION





ITEM 1.  Financial Statements



                                    DAHUA INC.
                            Consolidated Balance Sheet
                                   (Unaudited)



                                      ASSETS
                                                                June 30, 2007
                                                              -----------------
Current Assets:
 Cash and cash equivalents.............................      $        1,451,795
 Inventory (note 4) ...................................              14,744,197
                                                             ------------------
    Total Current Assets...............................              16,195,992

Equipment:
 Computer equipment....................................                  50,338
 Office equipment......................................                  90,146
 Telephones............................................                   2,942
 Vehicles..............................................                 272,917
                                                             ------------------
     Total Equipment...................................                 416,343
     Accumulated depreciation..........................                (74,809)
                                                             ------------------
     Net equipment.....................................                 341,534

Construction in progress (note 5)......................                 274,184
Loans receivable.......................................                  17,184
Tax prepaid (note 9)...................................                 762,103
Restricted cash........................................                 542,308
                                                              ------------------

Total Assets...........................................       $       18,133,305
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable.......................................       $         131,311
 Customer deposits (note 7).............................              12,745,604
 Short-term loans - related parties (note 6) ...........                 298,633
 Accrued interest - short-term loans, related parties...                 795,885
 Other accruals.........................................                 129,589
                                                               -----------------
    Total Current Liabilities...........................              14,101,022

Minority interest in subsidiary.........................                 782,127

Stockholders' Equity:
Preferred stock: par value $.0001, 20,000,000 shares authorized;
  none issued and outstanding...........................                       -
Common stock: par value $.0001; 80,000,000 shares authorized;
  25,000,000 shares issued and outstanding..............                   2,500
Additional paid-in capital..............................               3,130,452
Accumulated deficit.....................................               (174,589)
Accumulated other comprehensive income..................                 291,793
                                                               -----------------
     Total stockholders' equity.........................               3,250,156
                                                               -----------------

Total Liabilities and Stockholders' Equity..............       $      18,133,305
                                                               =================





      See accompanying notes to unaudited consolidated financial statements












                                      DAHUA, INC.
        Consolidated Statements of Operations and Comprehensive Income (Loss)
                                      (Unaudited)




                                                              Three months ended              Six months ended
                                                                    June 30,                        June 30,
                                                         ------------------------------  ---------------------------
                                                              2007           2006            2007          2006
                                                         -------------- --------------  -------------  ------------
Revenues
 Sales revenues.................................         $   2,500,012   $  3,081,195   $  5,627,934  $   3,410,347
 Cost of goods sold.............................             2,086,135      1,801,817      4,197,698      2,048,627
                                                         -------------  --------------  -------------  ------------
      Gross Profit..............................               413,877      1,279,378      1,430,236      1,361,720

Expenses
 Advertising....................................               141,469        251,371        360,667        378,394
 Depreciation...................................                16,237          1,983         31,392          3,270
 Payroll expense................................               142,662         28,920        229,302         46,892
 Other general and administrative...............               294,139        181,611        757,367        281,825
                                                         -------------  --------------  -------------  -------------
      Total expenses............................               594,507        463,885      1,378,728        710,381
                                                         -------------  --------------  -------------  -------------
Net income (loss) from operations...............             (180,630)        815,493         51,508        651,339

Other Income (expense)
 Interest expense...............................              (27,963)       (44,555)       (59,051)       (95,475)
 Other revenues.................................                     2            249            436            249
 Interest income................................                 4,459          1,808          7,870          2,175
                                                         -------------- -------------- --------------  -------------
      Total other income (expense)..............              (23,502)       (42,498)       (50,745)       (93,051)
                                                         -------------- -------------- --------------  -------------

Net income (loss) before taxes and minority interest         (204,132)       772,995             763        558,288

Provision for income taxes......................                67,363      (184,235)          (252)      (184,235)
                                                         -------------- -------------- --------------  -------------

Net income (loss) before minority interest......             (136,769)        588,760            511        374,053

Minority interest in subsidiary income (loss)...              (27,354)        117,752            102         74,811
                                                         -------------- -------------- --------------  -------------

Net income (loss)...............................         $   (109,415)   $    471,008  $         409   $     299,242
                                                         ==============  ============= ==============  =============

Foreign currency translation adjustment.........         $      61,408   $      9,191  $      97,444    $     30,422
                                                         ==============  ============= ==============  =============

Comprehensive income (loss).....................         $    (48,007)   $    480,199  $      97,853    $    329,664

Basic and diluted income (loss) per share.......         $      (0.00)   $       0.02  $        0.00    $       0.01
                                                         =============   ============= =============    ============


Weighted average common shares outstanding......            25,000,000     25,000,000     25,000,000      25,000,000
                                                         =============   =============  =============   ============




           See accompanying notes to unaudited consolidated financial statements











                                     DAHUA, INC.
                       Consolidated Statements of Cash Flows
                                     (Unaudited)





                                                                     Six months ended June 30,
                                                               ------------------------------------
                                                                     2007                 2006
                                                               ----------------- ------------------
Cash Flows from Operating Activities:
 Net income.............................................        $           409    $        299,242
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation...........................................                 31,392               3,270
 Minority interest......................................                    102              74,811
 Loss from disposition of equipment.....................                    417                   -
Changes in operating assets and liabilities:
 Inventory..............................................               (494,894)            (7,308)
 Tax prepaid............................................               (481,794)          (222,015)
 Accounts payable.......................................               (279,278)                813
 Customer deposits......................................               2,702,814          1,906,235
 Accrued interest.......................................                  59,051             99,861
 Income tax payable.....................................                       -           (53,305)
 Other accruals.........................................                  35,878             71,382
                                                                ----------------   ----------------
      Net cash provided by operating activities.........               1,574,097          2,172,986

Cash Flows from Investing Activities:
 Purchase of equipment..................................                (32,447)           (38,380)
 Proceeds from disposition of equipment.................                   4,275                  -
 Construction in progress...............................               (270,476)                  -
 Due from related parties...............................                       -          (125,401)
 Loan receivable........................................                (16,952)          (127,519)
                                                                ----------------  -----------------
      Net cash used in investing activities.............               (315,600)          (291,300)

Cash Flows from Financing Activities:
 Net payments on loans payable-related parties..........             (2,190,680)           (97,455)
                                                                ----------------- -----------------
     Net cash used in financing activities..............             (2,190,680)           (97,455)
                                                                ----------------- -----------------

Effect of rate changes on cash..........................                  45,143             30,422

Increase (decrease) in cash and cash equivalents........               (887,040)          1,814,653

Cash and cash equivalents, beginning of period..........               2,338,835            417,065
                                                                ----------------  -----------------

Cash and cash equivalents, end of period................         $     1,451,795   $      2,231,718
                                                                ================= =================

Supplemental disclosure of cash flow information:

   Interest paid in cash.................................         $            -   $              -
                                                                ================= ==================

   Income taxes paid in cash.............................         $       317,498  $        100,537
                                                                ================== =================
   Sales taxes paid in cash..............................         $       517,128  $        564,561
                                                                ================== ================




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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at June 30, 2007.

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

    Computer equipment                3 years
    Office equipment                  7 years
    Vehicles                          7 years

Depreciation expense for the six-month periods ended June 30, 2007 and 2006 was $31,392 and $3,270, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $360,667 and $378,394 for the six-month periods ended June 30, 2007 and 2006.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States ("US") dollars. The functional currency is the Yuan Renminbi ("RMB") of the PRC. The consolidated financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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


                                                                  For the six months ended
                                                       -------------------------------------------------
                                                           June 30, 2007             June 30, 2006
                                                       -----------------------   -----------------------
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders                       $                 409     $             299,242
                                                       ======================    =======================

DENOMINATORS FOR BASIC AND DILUTED EPS
 Weighted average shares of common stock outstanding               25,000,000                 25,000,000
                                                       ----------------------    -----------------------
 Add: dilutive equity securities outstanding                                -                          -
                                                       ----------------------    -----------------------
 Denominator for diluted EPS                                       25,000,000                 25,000,000
                                                       ----------------------    -----------------------

EPS-Basic                                                $               0.00     $                 0.01
                                                       ----------------------    -----------------------
EPS-Diluted                                              $               0.00     $                 0.01
                                                       ----------------------    -----------------------


The Company had no potentially dilutive securities outstanding at June 30, 2007 and 2006.

4. Inventory

Inventory represents completed houses available for sale at June 30, 2007. During 2005, the Company completed all of its housing construction. As of June 30, 2007, 41 units were sold, 31 units were reserved with clients' deposits, and 4 units were available for sale.

5.  Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of June 30, 2007, the balance of construction in progress was $274,184.

6.  Related Party Transactions

Short-term loans due to related parties had balances of $1,094,518 and $3,176,699 (including accrued interest) at June 30, 2007 and December 31, 2006, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $59,051 and $95,475 for the six months period-ended June 30, 2007 and 2006. The interest amounts, which were accrued for the six months periods ended June 30, 2007, were expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

7.  Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at June 30, 2007 was $12,745,604. Of the 31 units reserved, 12 unit's deposits are money received from bank arrangements (see note 7) in the amounts of $3,890,749. Accordingly, the bank has liens against these 12 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2007, the balance of this separate account was $542,308. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

9.  Tax

The Company made a provision for sales tax, which totaled $337,676 and $708,016 respectively for the six months period-ended June 30, 2007 and the year ended December 31, 2006. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of inventory.

The Company made a provision for income tax, which totaled $252 and $184,235 respectively for the six months periods-ended June 30, 2007 and 2006. The income tax is calculated on the basis of the net income before taxes and minority interest.

The Company paid sales tax and income tax in cash, which totaled $517,128 and $317,498 respectively for the six months periods ended June 30, 2007.

The Company owed individual tax on behalf of staff, which totaled $3,846 at June 30, 2007.

10.  Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of June 30, 2007, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of June 30, 2007, out of 76 luxury residential units, 41 units have been sold, 31 units were reserved with clients' deposits, and 4 units were available for sale.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden. But, in August 2006, Chinese government issued a number of new rules and regulations for real estate developers, like us, in an attempt to push down rising house prices by cutting down luxury single family house constructions and favoring construction of apartment buildings. Under the government's new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits; (ii) All permits previously issued have to be re-reviewed and re-approved; and (iii) the land previously acquired for luxury housing construction have to be revalued and sold to the people who offer the most money for the land in an auction. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commence our construction for the second phase of Dahua Garden. On May 9, 2007, we contacted a Beijing Municipal Government agency, who is responsible for the issuance of construction permits, for our construction approval time frame guidance. We were told two weeks later that our construction permit is very much likely to be issued for two reasons: (1) We have completed our First Phase of Dahua Garden; and (2) We have acquired for this land for almost ten (10) years. It is expected that we may obtain our construction approvals by the middle of 2008. However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings.

Results of Operations

For the Three Months Ended June 30, 2007 and 2006

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2006, we sold additional eight (8) units, and additional six (6) were reserved with deposits. The following table sets forth certain information about our sales of housing units:


				      ----------------- Cumulative Balance as of---------------------
                              June 30, 2007         March 31, 2007        December 31, 2006
                              -----------------  -------------------- -----------------------

  Units sold                        41                    36                      30
  Units reserved with deposits      31                    27                      30
  Units available for sales          4                    13                      16
                              -----------------  --------------------  ----------------------
     Total                          76                    76                      76
                              =================  ====================  =======================


                                Six months            Three months            Three months
                                  ended                   ended                    ended
                               June 30, 2007          June 30, 2007            March 31, 2007
                             ------------------  --------------------  -----------------------

  Houses sold                       11                      5                       6
  Houses reserved                    1                      4                      (3)



For the three months ended June 30, 2007 and 2006, we recognized sales revenues of $2,500,012 and $3,081,195 from the sale of our housing units, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended June 30, 2007 and 2006, our cost of goods sold was $2,086,135 and $1,801,817, respectively, approximately 83.4% and 58.5% of sales. As compared to 2006, the decrease in gross profit was primarily due to the increase of cost of goods sold. In order to improve the quality of units and sale the units at higher price, we invested more on the modification of units.

Operating Expenses

For the three months ended June 30, 2007, our operating expenses were $594,507, an increase of $130,622, or 28.2%, as compared to $463,885 for the same period of prior year.

Net Income

For the three months ended June 30, 2007, we had a net loss of $109,415, or $0.00 per share, as compared with a net income of $471,008, or $0.02 per share, for the same period of the prior year.

For the Six Months Ended June 30, 2007 and 2006

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2007, 11 units were sold, and 1 unit was reserved with clients' deposits. During this period, sales revenue of $5,627,934 was recognized from the sale of our housing units. For the same period in 2006, we recognized sales revenues of $3,410,347.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2007 and 2006, our cost of goods sold were $4,197,698 and $2,048,627 respectively, approximately 74.6% and 60.1% of the sales. As compared to 2006, the decrease in gross profit was primarily due to the increase of cost of goods sold. In order to improve the quality of units and sale the units at higher price, we invested more on the modification of units.

Operating Expenses

During the six months ended June 30, 2007, our operating expenses were $1,378,728 as compared to $710,381 during the six-month period in 2006, an increase of $668,347 or 94.1%, mainly due to the large increase of the other general and administrative expense, which increased $475,542, or 168.7%, to $757,367 from $281,825 for the same period of prior year. The reason for the large increase of other general and administrative expenses was as below:

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

Payroll expenses of the Company also increased, from $46,892 for the six months ended June 30, 2006 to $229,302 for the same period of 2007, or 389%, largely due to the increased employees.

Net Income

For the six months ended June 30, 2007, we had a net income of $409, or $0.00 per share, as compared with a net income of $299,242, or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2007, our customer deposit balance was $12,745,604.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of June 30, 2007, the short-term loans due to related parties had a balance of $298,633, and accrued interest of $795,885.

As of June 30, 2007, we had cash and cash equivalents balance of $1,451,795. For the six months ended June 30, 2007, our operating activities provided $1,573,680 of net cash, mainly due to the increase in customer deposits of $2,702,814. During the six months ended June 30, 2007, our investing activities used $315,183 of net cash, mainly for the cost of the new building, which we are constructing. For the same period, the financing activities used net cash of $2,190,680 in making payment on loans payable.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2007, the balance of this separate account was $542,308. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.



Item 3.   CONTROLS AND PROCEDURES


(i) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(ii) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

On December 6, 2006, we identified two material weaknesses in our internal control over financial reporting related to construction interest accounting. The amount of $51,220 interest expense was incorrectly shown as capitalized construction interest. These material weaknesses resulted in the restatements of our previously reported financial statements for the year ended December 31, 2005 and for the quarters ended March 31, June 30, and September 30, 2006. The restatement resulted in (i) an increase in net loss of $40,736 for the quarter ended March 31, 2006; (ii) a decrease in total assets of $50,920; and (iii) a decrease in stockholders' equity of $40,736. The restatement has no impact on the statement of cash flows.

In connection with this restatement, management assessed the effectiveness of the Company's internal control over financial reporting, and identified the following deficiencies:

  (a) We lacked adequate resources with sufficient technical expertise to properly account for construction in accordance with U.S. general accepted according principles; and

  (b) We lacked consistent and effective review and supervision to ensure that the review of accounts entries supporting our construction interest provision was conducted in sufficient detail by someone other than the preparer of such entries.

Over the past six months, we have taken steps to strengthen our ability to identify and resolve GAAP construction accounting issues as they arise. Specifically, we have implemented new controls and procedures to substantially mitigate the risks associated with the material weaknesses identified above:

  (1) We provided additional training to our accounting staff on the requirements of the U.S. generally accepted accounting principles to increase their familiarity with those standards, and ensure their proper application of the U.S. GAAP to various transactions, including construction accounting, and other financial statements matters;

  (2) We designated an experienced individual who is expected to provide additional review over our presentation and disclosure in financial statements and to provide further technical accounting expertise in applying U.S. generally accepted accounting principles; and

  (3) We adopted procedures to conduct additional detailed transaction review and control activities to confirm that our financial statements for each period, present fairly, in all material respects, our financial positions, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

  (4) We adopted procedures to solicit the services of the outside consulting firm to assist in complex and non-routine accounting transactions.

Our CEO and CFO do not expect that our internal controls and procedures will prevent all error and all fraud. Although our internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.





                    PART II.  OTHER INFORMATION



Item 1.     Legal Information:   None.


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:  None


Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders:   None.


Item 5.     Other Information:  None.


(a)  Exhibits

 Exhibit No.               Description
 ---------      ----------------------------------
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


DAHUA, INC.



By: /s/ Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President
(principal executive officer)

August 14, 2007



By: /s/ Hua Meng
--------------------------------------------------
Hua Meng, Chief Financoal Officer
(principal accounting and financial officer)

August 14, 2007