Form 10QSB/A
period 2006-03-31
DAHUA INC
filed 2007-08-29
CIK 1169354

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A
                                 (Amendment No. 2)


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

         Commission file number:                  000-49852
                                 ______________________________________________


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

State the number of shares outstanding of each of the issuer's classes of common equity: As of August 28, 2007 : 25,000,000 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]





                                           DAHUA INC.



                                        Table of Contents



Part I. Financial Information


Item1.  Financial Statements

  Consolidated Balance Sheet as of March 31, 2006 (unaudited)..........        3

  Consolidated Statements of Operations and Comprehensive Loss
    for the Three Months Ended March 31, 2006 and 2005 (unaudited).....        5

  Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2006 and 2005 (unaudited)..........................        6

  Notes to Consolidated Financial Statements...........................        7

Item 2. Management's Discussion and Analysis or Plan of Operation......       10

Item 3. Controls and Procedures........................................       13


Part II.   Other Information

Item 1.  Legal Information.............................................       15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...       15
Item 3.  Defaults Upon Senior Securities...............................       15
Item 4.  Submission of Matters to a Vote of Security Holders...........       15
Item 5.  Other Information.............................................       15
Item 6.  Exhibits and Reports on Form 8-K..............................       15

Signature..............................................................       16




 PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                                     DAHUA, INC.
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)





                                        ASSETS                  March 31, 2006
                                                              -----------------
Current assets
  Cash and cash equivalents...........................        $        591,222
  Inventory...........................................              15,501,728
                                                              ----------------
    Total current assets..............................              16,092,950

Property, plant & equipment
  Computer equipment..................................                   6,469
  Office equipment....................................                  44,836
  Telephones..........................................                   1,058
  Vehicles............................................                  23,087
                                                              ----------------
   Total property, plant & equipment..................                  75,450
   Accumulated depreciation...........................                (30,568)
                                                              ----------------
   Net property, plant and equipment..................                  44,882

Restricted cash.......................................                 378,232
Due from related parties..............................                  46,082
                                                              ----------------

Total assets..........................................        $     16,562,146
                                                              ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities
Accounts payable......................................         $      119,200
Customer deposits.....................................              7,135,530
Short-term loans-related parties......................              5,394,226
Accrued interest-short-term loans, related parties....                511,199
Accrued sales and income taxes........................                245,094
Accrued others........................................                 33,634
                                                               --------------
    Total current liabilities.........................             13,438,883

Minority interest in subsidiary.......................                640,299

Stockholders' equity
Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding.............                      -
Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 issued and outstanding.......                  2,500
Additional paid in capital............................              3,130,452
Accumulated deficit...................................              (741,902)
Accumulated other comprehensive income................                 91,914
                                                               --------------
    Total stockholders' equity........................              2,482,964

Total liabilities and stockholders' equity............         $   16,562,146
                                                               ==============




         See accompanying notes to consolidated financial statements





                                       - 4 -




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




                                               - 5 -





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

However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings. As of the date of this report, we don't have any current plan or arrangements for development of apartment buildings.


Results of Operations


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

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective as of March 31, 2006.

Recently our management re-evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this re-evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

On December 6, 2006, we identified two material weaknesses in our internal control over financial reporting related to construction interest accounting. The amount of $51,220 interest expense was incorrectly shown as capitalized construction interest. These material weaknesses resulted in the restatements of our previously reported financial statements for the quarter ended March 31, 2006. The restatement resulted in (i) an increase in net loss of $40,736 for the quarter ended March 31, 2006; (ii) a decrease in total assets of $50,920; and (iii) a decrease in stockholders' equity of $40,736. The restatement has no impact on the statement of cash flows.

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


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

            None


Item 3.     Defaults Upon Senior Securities:   None.



Item 4.     Submission of Matters to a Vote of Security Holders:  None.



Item 5.     Other Information:  None.



Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.               Description
 ----------      ---------------------------------
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


DAHUA, INC.


By: /s/  Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President
(Principal Executive Officer)

August 28, 2007


By: /s/ Hua Meng
------------------------------------------------------------
Hua Meng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 28, 2007