Form 10QSB/A
period 2006-06-30
DAHUA INC
filed 2007-08-29
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 3)


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


                                         DAHUA INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                         04-3616479
--------------------------------------------------------------------------------
  State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

          19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili,
                 Chaoyang District, Beijing, China, 100012
--------------------------------------------------------------------------------
                 (Address of principal executive offices)

                                 86-10-6480-1527
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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


                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of August 28, 2007.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]






                                    DAHUA INC.



                                 Table of Contents



Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of June 30, 2006 (unaudited)...............    3

  Consolidated Statements of Operations and Comprehensive Income (loss)
   for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)...    5

 Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2006 and 2005 (Unaudited)................................    6

 Notes to Consolidated Financial Statements................................    7

Item 2. Management's Discussion and Analysis or Plan of Operation..........   12

Item 3. Controls and Procedures............................................   17


Part II.   Other Information

Item 1.  Legal Information.................................................   18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   18
Item 3.  Defaults Upon Senior Securities...................................   18
Item 4.  Submission of Matters to a Vote of Security Holders...............   18
Item 5.  Other Information.................................................   19
Item 6.  Exhibits and Reports on Form 8-K..................................   19

Signatures.................................................................   20







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
                                                             ==================



     See accompanying notes to unaudited consolidated financial statements











                                    DAHUA, INC.
        Consolidated Statement of Operations and Comprehensive Income (loss)
                                   (Unaudited)






                                                         Three months ended             Six months ended
                                                             June 30,                       June 30,
                                                    ----------------------------  ------------------------------
                                                         2006           2005            2006           2005
                                                    --------------  ------------  --------------  --------------
Revenues
 Sales revenues.............................        $    3,081,195  $          -  $    3,410,347  $            -
 Cost of goods sold.........................             1,801,817             -       2,048,627               -
                                                    --------------  ------------  --------------- --------------
   Gross Profit.............................             1,279,378             -       1,361,720               -

Expenses
 Advertising................................               251,371        46,042         378,394          60,944
 Depreciation...............................                 1,983         1,708           3,270           3,416
 Payroll expense............................                28,920       (6,447)          46,892          31,107
 Selling, general and administrative........               181,611        78,445         281,825         165,785
                                                     -------------  ------------   -------------    ------------
   Total expenses...........................               463,885       119,748         710,381         261,252
                                                     -------------  ------------   -------------    ------------

Net income (loss) from operations...........               815,493     (119,748)         651,339       (261,252)

 Other Income
 Interest expense...........................              (44,555)             -        (95,475)               -
 Other income...............................                   249             -             249               -
 Interest income............................                 1,808           621           2,175           1,583
                                                     -------------  ------------   -------------    ------------
   Total other income.......................              (42,498)           621        (93,051)           1,583
                                                     -------------  ------------   -------------    ------------

Net income (loss) before taxes and minority interest       772,995     (119,127)         558,288       (259,669)

Provision for income taxes..................             (184,235)             -       (184,235)               -
                                                     -------------  ------------   -------------    ------------

Net income (loss) before minority interest..               588,760     (119,127)         374,053       (259,669)

Minority interest in subsidiary income (loss)              117,752      (23,826)          74,811          51,934
                                                     -------------  ------------   -------------    ------------

Net income (loss)...........................         $     471,008  $   (95,301)   $     299,242    $  (207,735)
                                                     =============  ============   =============    ============

Foreign currency translation adjustment.....         $       9,191  $          -   $      30,422    $          -
                                                     =============  ============   =============    ============

Comprehensive income (loss).................         $     480,199  $   (95,301)   $     329,664    $  (207,735)

Basic and diluted loss per share............         $        0.02  $     (0.00)   $        0.01     $    (0.01)
                                                     =============  ============   =============    ============

Weighted average common shares outstanding..            25,000,000    20,000,000      25,000,000      20,000,000
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

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 2,175,000 square feet site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million Chinese Yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales.

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

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to the public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the three months ended June 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden next year.

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

   (2) After our construction was completed in December 2005, one of our big jobs in fiscal 2006 after the construction was completed was to sell those housing units to the public. We are a small company and have little market share in our target market. We are little known by many of our potential customers. Therefore, for the six months ended June 30, 2006, we spent much more on advertising than that we spent for the same period of 2005, and hope such large amount of advertising expense can make more people know us and know our Dahua Garden, and may help us to have more brand recognition when we start our Second Phase of Dahua Garden next year.

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

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective as of June 30, 2006.

Recently our management re-evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

On December 6, 2006, we identified two material weaknesses in our internal control over financial reporting related to construction interest accounting. The amount of $51,220 interest expense was incorrectly shown as capitalized construction interest. These material weaknesses resulted in the restatements of our previously reported financial statements for quarter ended March 31, 2006. The restatement resulted in (i) an increase in net loss of $40,736 for the quarter ended March 31, 2006; (ii) a decrease in total assets of $50,920; and
(iii) a decrease in stockholders' equity of $40,736. The restatement has no impact on the statement of cash flows.

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


Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds:

            None


Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders:   None.


Item 5.     Other Information:  None.


Item 6.    Exhibits and Reports On Form 8-K.


(a)  Exhibits

 Exhibit No.             Description
 ---------      --------------------------------------------
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



DAHUA, INC.



By: /s/ Yonglin Du
--------------------------------------------------
Younglin Du, Chief Executive Officer and President
(Principal Executive Officer)

August 28, 2007


By: /s/ Hua Meng
-------------------------------------------------------------
Hua Meng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 28, 2007