Form 10QSB/A
period 2006-09-30
DAHUA INC
filed 2007-08-29
CIK 1169354

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
                                                         ==================





   See accompanying notes to unaudited consolidated financial statements








                                   DAHUA, INC.
        Consolidated Statement of Operations and Comprehensive Income (loss)
                                   (Unaudited)




                                                                 Three months ended                Nine months ended
                                                                    September 30,                    September 30,
                                                           --------------------------------  --------------------------------
                                                                 2006             2005             2006             2005
                                                           ----------------  --------------  ---------------- ---------------

Revenues
 Sales revenues.........................................    $    3,294,393    $           -   $    6,704,740   $            -
 Cost of goods sold.....................................         1,846,213                -        3,894,840                -
                                                            ---------------  ---------------  --------------   ---------------
    Gross Profit........................................         1,448,180                -        2,809,900                -

Expenses
 Advertising............................................           718,515            5,232        1,096,909           66,176
 Depreciation...........................................             3,544            1,734            6,814            5,150
 Payroll expense........................................            81,670           16,731          128,562           47,838
 Selling, general and administrative....................           101,753           36,233          383,578          202,018
                                                            --------------   ---------------   --------------  ---------------
    Total expenses......................................           905,482           59,930        1,615,863          321,182
                                                            --------------   ---------------   --------------  ---------------

Net income (loss) from operations.......................           542,698          (59,930)       1,194,037        (321,182)

Other Income (expense)
 Interest expense.......................................          (78,938)                 -       (174,413)                -
 Other income...........................................                 1                 -             250                -
 Interest income........................................             3,977               556           6,152            2,139
                                                            --------------   ----------------  --------------  ---------------
   Total other income (expense).........................          (74,960)               556       (168,011)            2,139
                                                            --------------   ----------------  --------------  ---------------

Net income (loss) before taxes and minority interest....           467,738          (59,374)       1,026,026         (319,043)

Provision for income taxes..............................         (154,353)                 -       (338,588)                 -
                                                            ---------------  ----------------  --------------  ----------------

Net income (loss) before minority interest..............           313,385          (59,374)         687,438         (319,043)

Minority interest in subsidiary income (loss)...........            62,677          (11,875)         137,488          (63,809)
                                                            --------------   ----------------  --------------  ----------------

Net income (loss).......................................    $      250,708    $     (47,499)   $     549,950    $    (255,234)
                                                            ==============   ================  ==============  ================

Foreign currency translation adjustment.................    $       45,356    $            -   $      75,779    $       59,499
                                                            ==============   ================  ==============   ==============

Comprehensive income (loss).............................    $      296,064    $      (47,499)  $     625,729    $    (195,735)
                                                            ==============   ================  ==============   ==============

Basic and diluted loss per share........................    $         0.01    $         0.00   $        0.02     $      (0.01)
                                                            ==============   ================  ==============   ==============


Weighted average common shares outstanding..............        25,000,000        20,489,130       25,000,000      20,164,835
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

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 1,750,000 square feet site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million Chinese Yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales.

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

Results of Operations

For the Three Months Ended September 30, 2006 and 2005

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

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective as of September 30, 2006.

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



Item 1.     Legal Information:   None.


Item 2.     Unregistered Sales of Equity Securities And Use Of Proceeds:  None


Item 3.     Defaults Upon Senior Securities:   None.


Item 4.     Submission of Matters to a Vote of Security Holders:   None.


Item 5.     Other Information:  None.


Item 6.    Exhibits and Reports On Form 8-K.

(a)  Exhibits

 Exhibit No.              Description
 ---------      --------------------------------------
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