Form 10KSB/A
period 2006-12-31
DAHUA INC
filed 2007-08-31
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment No. 1)

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

The number of shares outstanding of Registrant's common stock as of August 30, 2007 was 25,000,000.

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

However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings. As of the date of this report, we don't have any current plans or arrangements for development of apartment buildings.

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

Our sales are made pursuant to a standard sales contract. Subject to particular contract provisions, we generally permit purchasers to cancel their contractual obligations in the event mortgage approvals are unobtainable within a specified period of time and under certain other circumstances, including rescission rights which may be given under local law. Accordingly, there is a possibility that home buyers, even though they have put down a certain amount of deposit, turn out choosing not to purchase our housing units which creats an uncertainty and risk to our results of operations. To date we have two contracts that have been cancelled.

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


Holders
-------

As of August 30, 2007, there were 110 holders of record for our common shares. We have only one class of stock outstanding.


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


Rule 144 Shares
---------------

As of August 30, 2007, there were 25,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition, except the shares held by Waywood Investments Ltd. (150,000 shares) and Comp Hotel International Ltd (850,000 shares). The SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company, like Norton, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.

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

   (1) As of December 31, 2006, we have sold 30 units and reserved 30 units with deposits. For the next 12 months, we will continue to sell the remaining 16 units to the public. At present, we don't know when they can be sold out. There is no significant amount of budget required.

   (2) We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million yuan, or approximately $550,000 to $720,000. We will serve as the sole developer of the project, including construction and sales.

In August 2006, Chinese government issued a number of new rules and regulations for real estate developers, like us, in an attempt to push down rising house prices by cutting down luxury single family house constructions and favoring construction of apartment buildings. Under the government's new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits; (ii) All permits previously issued have to be re-reviewed and re-approved; and (iii) the land previously acquired for luxury housing construction have to be revalued and sold to the people who offer the most money for the land in an auction. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commence our construction for the second phase of Dahua Garden. On May 9, 2007, we contacted a Beijing Municipal Government agency, who is responsible for the issuance of construction permits, for our construction approval time frame guidance. We were told two weeks later that our construction permit is very much likely to be issued for two reasons: (1) We have completed our First Phase of Dahua Garden; and (2) We have acquired for this land for almost ten (10) years. It is expected that we may obtain our construction approvals by the middle of 2008. However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings. As of the date of this report, we don't have any current plans or arrangements for development of apartment buildings.


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

Other income
------------

During the fourth quarter of 2006, many customers were punished for their delay payments. The total penalty amounts we received were $90,706. To be differed from the customer deposits, the penalty amounts were recorded as "other income" on the financial statements.

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

RECENT PRC REGULATIONS RELATING TO CUTTING DOWN LUXURY SINGLE FAMILY HOUSE CONSTRUCTIONS MAY LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN. IF NO CONSENTS AND APPROVALS ARE OBTAINED, WE MAY HAVE TO CEASE OUR SECOND PHASE OF SINGLE LUXURY FAMILY HOUSE OPERATIONS, AND CHANGE OUR BUSINESS PLAN TO BUILD APARTMENT BUILDINGS.

In August 2006, the Chinese government issued a series of rules and regulations in an attempt to push down rising house prices in China by cutting down luxury single family house constructions and supporting construction of apartment buildings. Under the government's new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits. All permits issued previously have to be re-reviewed and re-approved; and (2) the land previously acquired for luxury housing construction have to be revalued and sold to the people who offer the most money for the land. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commerce our construction for the second phase of Dahua Garden. In May 2007, we contacted a Beijing Municipal Government agency, who is responsible for the issuance of construction permits, for construction approval time frame guidance. We were told that our construction permit is likely to be issued for the following two reasons: (1) We have completed our first phase of Dahua Garden; and (2) We have acquired for this land for almost ten (10) years. We are expected that we can obtain our construction approvals by the middle of 2008. However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our second phase of single luxury family house operations, and change our business plan to build apartment buildings. As of the date of this report, we don't have any current plans or arrangements for development of apartment buildings.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH COULD CONTINUE TO IMPACT NEGATIVELY OUR ABILITY TO REPORT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

The Company has identified material weaknesses in our internal control over financial reporting as of December 31, 2006 and March 31, 2007 because of material weaknesses identified in management's assessment of the effectiveness of such internal control as of that dates related to construction interest accounting. These material weaknesses have resulted in the restatements of our previously reported financial statements for the quarter ended March 31, 2006. The Company has taken the necessary actions to remediate the material weakness identified. Please see "Item 8A. Controls and Procedures" of this report for more information on the status of the Company's internal control over financial reporting. These material weaknesses, if not remediated or fail to remediate, could create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof. A failure to achieve and maintain effective internal controls over our financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market value of our common stock. Moreover, we anticipate that we will incur considerable costs and devote significant management time and other resources to comply with Section 404 of the Sarbanes-Oxley Act and other requirements.

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


Item 7.   Financial Statements


The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

  Report of Independent Registered Public Accounting Firm..............       30
  Consolidated Balance Sheets..........................................       31
  Consolidated Statements of Operations and Comprehensive Income.......       32
  Consolidated Statements of Cash Flows................................       33
  Consolidated Statements of Changes in Stockholders' Equity...........       34
  Notes to Consolidated Financial Statements...........................       35






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

Recently our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 30, 2007, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                   Name and Address of         Amount & Nature of
Title of Class      Beneficial Owner           Beneficial Owner      Percent of Class
-------------   --------------------------- -----------------------  ----------------
Common Stock    Yonglin Du                     1,900,000 shares          7.60%
                19th Floor, Building C,
                Tianchuangshiyuan,
                Huizhongbeili,
                Beijing, China, 100012
-------------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of August 30, 2007, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

                    Name and Address of       Amount & Nature of
Title of Class     Beneficial Owner(1)        Beneficial Owner      Percent of Class
--------------  ------------------------   -----------------------  ----------------
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

Date: August 30, 2007



By: /s/ Yonglin Du
--------------------------
Yonglin Du, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Yonglin Du                                            August 30, 2007
 ---------------------------------------------          --------------------
Yonglin Du, President, Chief Executive Officer                  Date
and Director
(Principal Executive Officer)


/s/ Hua Meng                                               August 30, 2007
----------------------------------------------          --------------------
Hua Meng, Chief Financial Officer                               Date
(Principal Financial Officer and Principal
Accounting Officer)


/s/ Wulong Wang                                            August 30, 2007
----------------------------------------------          --------------------
Wulong Wang, Director                                            Date