Form 10QSB/A
period 2007-03-31
DAHUA INC
filed 2007-08-31
CIK 1169354

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of August 30, 2007: 25,000,000 shares of common stock, par value $.0001.

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

 The Company' Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, concluded that, the Company's disclosure controls and procedures contained certain deficiencies and weaknesses in the internal control over financial reporting, thus they concluded that, the Company's disclosure controls and procedures were ineffective as of March 31, 2007.

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


DAHUA, INC.


By: /s/ Yonglin Du
---------------------------------------------------
Younglin Du, Chief Executive Officer and President
(Principal Executive Officer)

August 30, 2007



By: /s/ Hua Meng
---------------------------------------------------
Hua Meng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 30, 2007