Form 10QSB
period 2007-09-30
DAHUA INC
filed 2007-11-16
CIK 1169354

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _______________ to _______________

              Commission file number:                    000-49852
                                       ________________________________________


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of November 16, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]





                                  DAHUA, INC.



                              Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheet as of September 30, 2007 (unaudited).........    3

  Consolidated Statements of Operations and Comprehensive Income
    for the Three and Nine Months Ended September 30, 2007 and 2006
    (Unaudited)...........................................................    5

  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2007 and 2006 (Unaudited)........................    6

  Notes to Consolidated Financial Statements..............................    7

Item 2. Management's Discussion and Analysis or Plan of Operation.........   12

Item 3. Controls and Procedures...........................................   16


Part II.   Other Information

Item 1.  Legal Information................................................   18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......   18
Item 3.  Defaults Upon Senior Securities..................................   18
Item 4.  Submission of Matters to a Vote of Security Holders..............   18
Item 5.  Other Information................................................   18
Item 6.  Exhibits and Reports on Form 8-K.................................   18

Signatures................................................................   19






                        PART I.   FINANCIAL INFORMATION




ITEM 1.  Financial Statements


                                      DAHUA, INC.
                              Consolidated Balance Sheet
                                      (Unaudited)



                                   ASSETS

                                                          September 30, 2007
                                                          ------------------


Current assets:
 Cash and cash equivalents...........................       $      1,168,105
 Inventory (note 4)..................................             10,565,559
                                                            ----------------
     Total Current Assets............................             11,733,664

Equipment:
 Computer equipment..................................                 51,366
 Office equipment....................................                 91,403
 Telephones..........................................                  2,983
 Vehicles............................................                277,999
                                                             ---------------
      Total Equipment................................                423,751
      Less: Accumulated depreciation.................               (93,075)
                                                             ---------------
      Net equipment..................................                330,676

Construction in progress (note 5)....................              1,061,677
Loans receivable.....................................                283,400
Prepaid tax (note 9).................................                860,973
Restricted cash......................................                635,841
                                                             ---------------

Total Assets.........................................         $   14,906,231
                                                             ===============



                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable....................................         $      133,142
 Customer deposits (note 7)..........................              8,929,315
 Short-term loans - related parties (note 6).........                768,792
 Accrued interest - short-term loans, related parties (note 6)       808,522
 Other accruals......................................                146,315
                                                             ---------------
      Total Current Liabilities......................             10,786,086

Minority interest in subsidiary......................                788,330

Stockholders' Equity:

Preferred stock: par value $.0001, 20,000,000 shares
  authorized; none issued and outstanding............                      -
Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 shares issued and outstanding                 2,500
Additional paid-in capital...........................              3,130,452
Accumulated deficit..................................              (149,778)
Accumulated other comprehensive income...............                348,641
                                                            ----------------
     Total stockholders' equity......................              3,331,815
                                                            ----------------

Total Liabilities and Stockholders' Equity...........        $    14,906,231
                                                            ================






      See accompanying notes to unaudited consolidated financial statements








                                DAHUA, INC.
        Consolidated Statement of Operations and Comprehensive Income
                                 (Unaudited)




                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                  -------------------------  ---------------------------
                                                      2007        2006           2007         2006
                                                  ------------ ------------   ------------ -------------
Revenues
 Sales revenues............................      $  6,272,503  $  3,294,393   $ 11,900,437  $  6,704,740
 Cost of goods sold........................         5,558,855     1,846,213      9,756,553     3,894,840
                                                 ------------  ------------   ------------  ------------
     Gross Profit..........................           713,648     1,448,180      2,143,884     2,809,900

Expenses
 Advertising...............................            58,139       718,515        418,806     1,096,909
 Depreciation..............................            17,092         3,544         48,484         6,814
 Payroll expense...........................           194,152        81,670        423,454       128,562
 Selling, general and administrative.......           399,737       101,753      1,157,104       383,578
                                                 ------------  ------------   ------------  ------------
     Total expenses........................           669,120       905,482      2,047,848     1,615,863
                                                 ------------  ------------   ------------  ------------
Net income from operations.................            44,528       542,698         96,036     1,194,037

Other Income (expense)
 Interest expense..........................           (1,921)      (78,938)       (60,972)     (174,413)
 Other revenues............................                 3             1            439           250
 Interest income...........................             3,680         3,977         11,550         6,152
                                                 ------------  ------------   ------------  ------------
     Total other income (expense)..........             1,762      (74,960)       (48,983)     (168,011)
                                                 ------------  ------------   ------------  ------------

Net income before taxes and minority interest          46,290       467,738         47,053     1,026,026

Provision for income taxes.................          (15,276)     (154,353)       (15,528)     (338,588)
                                                 ------------  ------------   ------------  ------------

Net income before minority interest........            31,014       313,385         31,525       687,438

Minority interest in subsidiary income.....             6,203        62,677          6,305       137,488
                                                 ------------  ------------   ------------  ------------

Net income.................................      $     24,811   $   250,708    $    25,220   $   549,950
                                                 ============  ============   ============   ===========
Foreign currency translation adjustment....            56,847        45,356        154,291        75,779
                                                 ------------  ------------   ------------  ------------
Comprehensive income.......................      $     81,658   $   296,064     $  179,511   $   625,729
                                                 ============  ============   ============  ============

Basic and diluted earnings per share.......      $       0.00   $      0.01     $     0.00    $     0.02
                                                 ============  ============   ============   ===========

Weighted average common shares outstanding.        25,000,000    25,000,000     25,000,000    25,000,000
                                                 ============  ============   ============   ===========





             See accompanying notes to unaudited consolidated financial statements









                                     DAHUA, INC.
                           Consolidated Statements of Cash Flows
                                       (Unaudited)





                                                        Nine months ended September 30,
                                                       --------------------------------
                                                              2007           2006
                                                       ----------------  --------------
Cash Flows from Operating Activities:
 Net income........................................    $        25,220   $     549,950
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation.....................................             48,484           6,814
  Minority interest................................              6,305         137,488
Changes in operating assets and liabilities:
 Inventory.........................................          3,796,741         968,399
 Prepaid tax.......................................          (571,597)       (281,102)
 Accounts payable..................................          (281,220)               -
 Customer deposits.................................        (1,275,419)       1,455,849
 Accrued interest..................................             60,972         174,413
 Income tax payable................................                  -        (39,698)
 Other accruals....................................             50,744          62,031
                                                         -------------   -------------
     Net cash provided by operating activities.....          1,860,230       3,034,144

Cash Flows from Investing Activities:
Due from related parties...........................                  -       (124,844)
Purchase of property, plant and equipment..........           (29,519)        (91,094)
Construction in progress...........................        (1,040,102)               -
Loan receivable....................................          (277,641)       (128,609)
                                                         -------------  --------------
     Net cash used in investing activities.........        (1,347,262)       (344,547)

Cash Flows from Financing Activities:
Payment on loans payable, related party............        (1,749,385)       (162,984)
                                                         -------------  --------------
Net cash used in financing activities..............        (1,749,385)       (162,984)

Effect of rate changes on cash.....................             65,687          40,377

Increase (decrease) in cash and cash equivalents...        (1,170,730)       2,566,990

Cash and cash equivalents, beginning of period.....          2,338,835         417,065
                                                         -------------  --------------
Cash and cash equivalents, end of period...........      $   1,168,105  $   2, 984,055
                                                         =============  ==============


Supplemental disclosure of cash flow information:

 Interest paid in cash.............................      $          -    $           -
                                                         ============   ==============
 Income taxes paid in cash.........................      $    524,360    $     242,209
                                                         ============   ==============
 Sales taxes paid in cash..........................      $    776,614    $     832,886
                                                         ============   ==============



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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at September 30, 2007.

Inventories

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method.

Equipment

Equipment is carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Equipment is depreciated over their estimated useful lives as follows:

    Computer equipment      3 years
    Office equipment        7 years
    Vehicles                7 years

Depreciation expense for the nine-month periods ended September 30, 2007 and 2006 was $48,484 and $6,814, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $418,806 and $1,096,909 for the nine-month periods ended September 30, 2007 and 2006.

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



                                                           For the nine months ended
                                                    ------------------------------------------
                                                      September 30, 2007   September 30, 2006
                                                    --------------------- --------------------

NUMERATOR FOR BASIC AND DILUTED EPS
Net income (loss) to common stockholders              $         25,220     $         549,950
                                                      ================     =================
DENOMINATORS FOR BASIC AND DILUTED EPS
 Weighted average shares of common stock outstanding        25,000,000            25,000,000
                                                      ----------------     -----------------
 Add: dilutive equity securities outstanding                         -                     -
                                                      ----------------     -----------------

 Denominator for diluted EPS                                25,000,000            25,000,000
                                                      ----------------     -----------------

EPS-Basic                                              $          0.00      $           0.02
                                                      ----------------     -----------------
EPS-Diluted                                            $          0.00      $           0.02
                                                      ----------------     -----------------


The Company had no potentially dilutive securities outstanding at September 30, 2007 and 2006.

4.  Inventory

Inventory represents completed houses available for sale at September 30, 2007. During 2005, the Company completed all of its housing construction. As of September 30, 2007, 51 units were sold, 23 units were reserved with clients' deposits, and 2 units were available for sale.

5.  Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of September 30, 2007, the balance of construction in progress was $1,061,677.

6.  Related Party Transactions

Short-term loans due to related parties had balances of $1,577,314 (including accrued interest) at September 30, 2007. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $60,972 and $174,413 for the nine-months ended September 30, 2007 and 2006. The interest amounts, which were accrued for the nine months periods ended September 30, 2007, were expensed as interest expense since houses were substantially constructed and ready for sales as of December 31, 2005.

7.  Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits at September 30, 2007 was $8,929,315. Of the 23 units reserved, 7 unit's deposits are money received from bank arrangements (see note 8) in the amounts of $1,858,657. Accordingly, the bank has liens against these 7 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2007, the balance of this separate account was $635,841. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

The Company made a provision for sales tax, which totaled $714,026 and $402,284 respectively for the nine months periods-ended September 30, 2007 and 2006. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of inventory.

The Company made a provision for income tax, which totaled $15,528 and $338,588 respectively for the nine months periods-ended September 30, 2007 and 2006. The income tax is calculated on the basis of the net income before taxes and minority interest.

The Company paid sales tax and income tax in cash, which totaled $776,614 and $524,360 respectively during the nine months periods ended September 30, 2007.

As of September 30, 2007, the Company has prepaid tax of $860,973.

10.  Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of September 30, 2007, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of September 30, 2007, out of 76 luxury residential units, 51 units have been sold, 23 units were reserved with clients' deposits, and 2 units were available for sale.

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

Results of Operations

For the Three Months Ended September 30, 2007 and 2006

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2007, we sold an additional ten (10) units, of which eight (8) units were released from reserve because all payments were received in the current quarter. The following table sets forth certain information about our sales of housing units:


				        -------------- Cumulative Balance as of-------------------
				          September 30, 2007     June 30, 2007  December 31, 2006
                                ---------------------  ---------------  ------------------
Units sold                               51                  41                 30
Units reserved with deposits             23                  31                 30
Units available for sales                 2                   4                 16
                                 --------------------  ---------------  ------------------
             Total                       76                  76                 76
                                 ====================  ===============  ==================



                                    Nine months         Three months        Six months
                                       ended                ended              ended
                                  September 30, 2007  September 30, 2007    June 30, 2007
                                 -------------------  ------------------  ----------------
Houses sold                              21                   10                  11
Houses reserved                         (7)                  (8)                   1


For the three months ended September 30, 2007 and 2006, we recognized sales revenues of $6,272,503 and $3,294,393 respectively from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended September 30, 2007 and 2006, our cost of goods sold was $5,558,855 and $1,846,213, respectively, approximately 88.6% and 56.0% of sales. As compared to 2006, the decrease in gross profit was primarily due to the increase of cost of goods sold. Due to competitive market, we should invest more on the modification of units to improve the quality of units and ensure the sales of units..

Operating Expenses

For the three months ended September 30, 2007, our operating expenses were $669,120, a decrease of $236,362, or 26.1%, as compared to $905,482 for the same period of prior year.

Net Income

For the three months ended September 30, 2007, we had a net income of $24,811, or $0.00 per share, as compared with a net income of $250,708, or $0.01 per share, for the same period of the prior year.

For the Nine Months Ended September 30, 2007 and 2006

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the nine months ended September 30, 2007, we sold additional 21 units. During this period, sales revenue of $11,900,437 was recognized from the sale of our housing units. For the same period in 2006, we recognized sales revenues of $6,704,740.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the nine months ended September 30, 2007 and 2006, our cost of goods sold were $9,756,553and $3,894,840 respectively, approximately 82% and 58.1% of the sales. As compared to 2006, the decrease in gross profit was primarily due to the increase of cost of goods sold. Due to competitive market, we should invest more on the modification of units to improve the quality of units and ensure the sales of units. Also the company made a provision of $110,100 for houses which will be sold below cost.

Operating Expenses

During the nine months ended September 30, 2007, our operating expenses were $2,157,948 as compared to $1,615,863 during the nine-month period in 2006, an increase of $542,085 or 33.55%, mainly due to the large increase of selling general and administrative expense, which increased $773,526 or 201.66%, to $1,157,104 from $383,578 for the same period of prior year and was partly opposite by advertising expenses.

The reason for the large increase of other general and administrative expense was mainly due to the additional selling expenses:

(1) During February 2007, we incurred selling commission expense of $135,049.
(2) During July 2007 we incurred selling commission expense of $80,870.

Payroll expenses of the Company also increased, from $128,562 for the nine months ended September 30, 2006 to $423,454 for the same period of 2007, or 229%, largely due to the increased employees.

And because most of the houses have been sold, the Company cut short the advertising expenses accordingly. Advertising expenses of the Company decreased from $1,096,909 for the nine months ended September 30, 2006 to $418,806 for the same period of 2007, or 62%.

Net Income

For the nine months ended September 30, 2007, we had a net income of $25,220, or $0.00 per share, as compared with a net income of $549,950, or $0.02 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2007, our customer deposit balance was $8,929,315.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of September 30, 2007, the short-term loans due to related parties had a balance of $768,792, and accrued interest of $808,522.

As of September 30, 2007, we had cash and cash equivalents balance of $1,168,105. For the nine months ended September 30, 2007, our operating activities provided $1,860,231 of net cash. During the nine months ended September 30, 2007, our investing activities used $1,347,262 of net cash, mainly for the construction in progress. For the same period, the financing activities used net cash of $1,749,385 in making payment on loans payable.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2007, the balance of this separate account was $635,841. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.



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



Item 1.  Legal Information:   None.


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds:  None


Item 3.  Defaults Upon Senior Securities:  None.


Item 4.  Submission of Matters to a Vote of Security Holders:  None.


Item 5.  Other Information:  None.


Item 6.  Exhibits and Reports On Form 8-K.

(a)  Exhibits

 Exhibit No.            Description
 ---------      ------------------------------------
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

November 16, 2007