Form 10KSB
period 2007-12-31
DAHUA INC
filed 2008-03-31
CIK 1169354

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the fiscal year ended December 31, 2007
                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from _____________ to ___________

                          Commission file number: 0-49852

                                    DAHUA INC.
-------------------------------------------------------------------------------
                   (Name of small business issuer in its charter)

                 Delaware                                04-3616479
---------------------------------------  -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
       Chaoyang District, Beijing, China                    100012
------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

 Issuer's telephone number:                            86-10-6480-1527
------------------------------------------------------------------------------

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

Registrant's revenues for the year ended December 31, 2007 were $16,411,672.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of December 31, 2007 was 25,000,000.

Transitional Small Business Disclosure Format (Check one): Yes |__| No |X|





                                      DAHUA INC.

                                     FORM 10-KSB
                           For the Year Ended December 31, 2007


PART I

Item 1.   Description of Business......................................       4
Item 2.   Description of Property......................................      13
Item 3.   Legal Proceedings............................................      14
Item 4.   Submission of Matters to a Vote of Security Holders..........      14

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....      14
Item 6.   Management's Discussion and Analysis or Plan of Operation....      15
Item 7.   Financial Statements.........................................      27
Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure........................      40
Item 8A(T)Controls and Procedures......................................      41
Item 8B.  Other Information............................................      43

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..........      43
Item 10.  Executive Compensation.......................................      46
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................      47
Item 12   Certain Relationships and Related Transactions...............      49
Item 13.  Exhibits.....................................................      50
Item 14   Principal Accountant Fees and Services.......................      52

Signatures.............................................................      53









Item 1.   Description of Business

Background

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

The average sales price is around 1,500 yuan (approximately $205) per square foot. The price does not include interior finishing, light fixtures, plumbing and appliances, which are custom tailored to suit individual tastes and preferences of the buyer from a menu of options. The average cost for interior finishing is approximately 200 yuan (approximately $27) per square foot. The interior finishing can be done by outside contractors of the buyer's choice.

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

The construction began in July 2003 and was completed in December 2005. As of December 31, 2007, 60 units have been sold, 13 units were reserved with clients' deposits, 2 units were available for sale and one unit was kept by the company.

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

As the general contractor, we select our subcontractors for construction through a competitive bidding process. In addition to the bid price, our criteria include the bidders' experience, reputation, recommendations and references from other developers. The construction prices are capped and cover all materials and labor needed to complete the construction under the construction contract. The bid-winning subcontractor will make advance payments for all materials and labor. We make payments to the subcontractors over time upon completion and acceptance of certain phases of construction according to agreed -upon milestones specified in the construction contract.

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

We sell our homes through our sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, preview of model homes and the selection of options. Our sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We also market our homes for sale through direct mailing to an identified population of prospective buyers and, to a lesser extent, through other media, including newspapers, television and radio advertising, airplane advertising, product tie-ins, billboards and other signage. For the years ended December 31, 2007 and 2006, our advertising expenses were $522,808 and $1,824,182, respectively.

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2007, the balance of our customer deposits was $4,994,842.

Our sales are made pursuant to a standard sales contract. Subject to particular contract provisions, we generally permit purchasers to cancel their contractual obligations in the event mortgage approvals are unobtainable within a specified period of time and under certain other circumstances, including rescission rights which may be given under local law. Accordingly, there is possibility that home buyers, even though they have put down a certain amount of deposit, turn out choosing not to purchase our housing units which creates an uncertainty and risk to our results of operations. To date we have two contracts that have been cancelled.

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


Home Buyer Financing and Deed Application
-----------------------------------------

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 20 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $4,107, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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

The life of a mortgage loan in China can be up to 30 years. Because our Dahua Garden project is considered luxury housing, the maximum life of mortgage loans is 20 years. The mortgage rates, which are flexible in nature, are dictated by the Chinese central government based on prime commercial lending rates from time to time. Due to competition among lending institutions, mortgage rates can be adjusted downward by up to 10%. The mortgage rates currently range from 5.51% to 7.83%, which are applied to primary residence and second home, respectively.

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


Employees
---------

As of December 31, 2007, we had 22 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.



Item 2.   Description of Property


We do not own any real estate properties other than the residential units we develop for sale. Our executive offices are located in an office complex of approximately 2,000 square feet at 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012. This office space is provided by Beijing Guohong Dahua Economic Research Center, a member of the Dahua Group. We have contracted with Beijing Guohong Dahua Economic Research Center to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 for the year ended December 31, 2006, into short- term loans due to related parties for payment of the services, which was paid in 2007. We believe that these facilities are adequate for our current and anticipated needs.


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



Item 4.   Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.




                                     PART II



Item 5.   Market for Common Equity and Related Stockholder Matters


Market Information
------------------

Our common stock has been quoted on the OTC Bulletin Board under the symbol "DHUA.OB" since December 14, 2007. Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for our shares.


Holders
-------

As of March 25, 2008, there were 110 holders of record for our common shares. We have only one class of stock outstanding.


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


Rule 144 Shares
---------------

As of December 31, 2007, there were 25,000,000 shares of common stock issued and outstanding, of which 17,452,000 shares are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

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

On January 30, 2005, Norton entered into a share exchange agreement, by which Norton acquired all of the capital shares of Bauer Invest Inc. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in China ("Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, we filed prior historical financial information of Bauer and its subsidiaries, on a stand-alone basis, for two years prior to the acquisition. Our continuing operations reflect the consolidated operations of Dahua and its subsidiaries.

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was substantially completed in December 2005. As of December 31, 2007, 60 units have been sold, 13 units were reserved with clients' deposits, 2 units were available for sale and one unit was kept by the company.

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

In August 2006, Chinese government issued a number of new rules and regulations for real estate developers, like us, in an attempt to reduce rising house prices by restricting luxury single family house constructions and favoring construction of apartment buildings. Under the government's new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits; (ii) All permits previously issued have to be re-reviewed and re-approved; and (iii) the land previously acquired for luxury housing construction has to be revalued and sold to the highest bidder in an auction. Because of those new government policies, we have incurred a long delay in obtaining the consents and approvals to commence our construction for the second phase of Dahua Garden. On May 9, 2007, we contacted the Beijing Municipal Commission of Urban Planning, the agency which is responsible for the issuance of construction permits, for our construction approval time frame guidance. We were told two weeks later that our construction permit is very much likely to be issued for two reasons: (1) We have completed our First Phase of Dahua Garden; and (2) We acquired this land almost ten (10) years ago. It is expected that we may obtain our construction approvals by the middle of 2008. However, there is no assurance that we will obtain those consents or the necessary government approvals. If the consents and approvals are not obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings. As the governmental policy regarding the auctioning off of land previously acquired for luxury housing construction is vague, and no specific or detailed outline has been issued, we are basing our business plan on the assumption that if we do not receive the permits and licenses required to build luxury housing, we will instead build apartment buildings. As of the date of this report, we don't have any current plan or arrangements for the development of apartment buildings. In the event the situation changes and we believe that there is a likely possibility of the land being auctioned, we will notify the Commission.


Results of Operations
----------------------

Years Ended December 31, 2007 and 2006
--------------------------------------

Revenues
--------

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was substantially completed in December 2005. As of December 31, 2007, we have sold 60 units out of 76 units. We recognized sales revenues of $16,411,672 and $11,800,257 from the sale of our housing units, for the years ended December 31, 2007 and 2006, respectively.

Cost of Good Sold
-----------------

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the years ended December 31, 2007 and 2006, our cost of good sold was $12,530,740 and $8,246,159 respectively. We made a provision of $158,624 for houses which will be sold below cost. As of December 31, 2007, we didn't recognize the sales revenues of such houses, because they didn't meet the requirement of revenue recognition. However, the sales prices of such houses were predetermined. Since the cost per square meter increased in 2007, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

Operating Expenses
------------------

For the year ended December 31, 2007, our operating expenses decreased by $255,171, or 9.6%, to $2,427,069 from $2,682,240 in the prior year, mainly due to the decrease of the advertising expense, which decreased $1,301,374, or 71.3%. The payroll expense also increased $283,585, or 139.6%. Other general and administrative expenses increased $695,062, or 109.3%

Net Income
----------

For the year ended December 31, 2007, we had net income of $763,882, or $0.03 per share, as compared with net income of $395,138, or $0.02 per share, for the year of 2006.


Liquidity and Capital Resources
-------------------------------

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2007, our customer deposit balance was $4,994,842.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2007, the short-term loans due to related parties had balance of $461,421, including accrued interest of $151,446.

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

As of December 31, 2007, we had cash and cash equivalent balance of $1,893,626. For the year December 31, 2007, our operating activities provided $2,933,222 of net cash, largely due to decrease in inventories of $8,015,518. For the year ended December 31, 2007, the investing activities used $1,289,843 of net cash, mainly due to increase in property, plant & equipment of $248,546 and increase in construction in progress of $757,516. For the same period, the financing activities used $2,224,450 of net cash, which was due to the payments to related parties.

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

Off-balance sheet arrangements
------------------------------

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2007, the balance of this separate account was $679,872. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. Please see
Note 6 and Note 7 of Notes to the Financial Statements for details.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. Of 76 units, 60 houses were sold, 13 houses were reserved with clients' deposits, 2 houses were available for sale and one unit was kept by the company. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the end of 2008. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

The Company has identified material weaknesses in our internal control over financial reporting as of December 31, 2006 and March 31, 2007 because of material weaknesses identified in management's assessment of the effectiveness of such internal control as of that dates related to construction interest accounting. These material weaknesses have resulted in the restatements of our previously reported financial statements for the quarter ended March 31, 2006. The Company has taken the necessary actions to remediate the material weakness identified. These material weaknesses, if not remediated or fail to remediate, could create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof. A failure to achieve and maintain effective internal controls over our financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market value of our common stock. Moreover, we anticipate that we will incur considerable costs and devote significant management time and other resources to comply with Section 404 of the the Sarbanes-Oxley Act and other requirements.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 11.7% appreciation of the yuan against the U.S. dollar between July 21, 2005 and December 31, 2007. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price.
We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.


                   Risks Related to Investment in Our Securities
                   ---------------------------------------------

OUR COMMON STOCK IS QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE.

Because our common stock is quoted on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

THERE HAS BEEN LOW VOLUME AND THEREFORE INACTIVE FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR STOCK PURCHASE PRICE.

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.

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




Item 7.   Financial Statements



The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:



 Report of Independent Registered Public Accounting Firm..............       29

 Consolidated Balance Sheet...........................................       30

 Consolidated Statements of Operations and Comprehensive Income.......       31

 Consolidated Statements of Cash Flows................................       32

 Consolidated Statements of Changes in Stockholders' Equity...........       33

 Notes to Consolidated Financial Statements...........................       34






                                      Dahua, Inc.

                          Consolidated Financial Statements

                   For the Year Ended December 31, 2007 and 2006



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



            Report of Independent Registered Public Accounting Firm


To The Board of Directors
Dahua, Inc.
Beijing, Peoples Republic of China

We have audited the accompanying consolidated balance sheet of Dahua, Inc. (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dahua, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
March 11, 2007
Salt Lake City, Utah







                                            DAHUA, INC.
                                    CONSOLIDATED BALANCE SHEET



                                                            December 31,        December 31,
                                 ASSETS                         2007               2006
                                                         ------------------   ---------------
Current assets
 Cash and cash equivalents........................       $       1,893,626     $    2,338,335
 Inventory (note 4)...............................               6,501,143         13,898,322
 Prepaid expenses.................................                 148,171                  -
                                                         ------------------   ----------------
     Total current assets.........................               8,542,940         16,237,157

Property, plant & equipment
 Computer equipment...............................                  52,816             30,047
 Office equipment.................................                  93,983             74,945
 Telephones.......................................                   3,067              2,871
 Vehicles.........................................                 508,748            278,506
                                                         ------------------   ----------------
 Total property, plant & equipment................                 658,614            386,369
 Accumulated depreciation.........................               (135,119)           (49,490)
                                                         ------------------   ----------------
     Net property, plant and equipment............                 523,495            336,879

Construction in progress (note 5).................                 788,896                  -
Others receivable (note 12).......................                 300,054                  -
Tax prepaid (note 9)..............................                 234,608            267,089
Restricted cash...................................                 679,872            341,672
                                                         ------------------   ----------------

Total assets......................................       $      11,069,865    $    17,182,797
                                                         ==================   ================



                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
 Accounts payable.................................        $       236,360      $      404,403
 Customer deposits (note 7).......................              4,994,842           9,576,401
 Short-term loans-related parties (note 6)........                309,975           2,458,461
 Accrued interest-short-term loans, related parties (note 6)      151,446             718,238
 Other accruals...................................                179,470              90,966
                                                         -----------------   ----------------
     Total current liabilities....................              5,872,093          13,248,469

Minority interest in subsidiary...................                972,996             782,025

Stockholders' equity
 Preferred stock: par value $.0001; 20,000,000 shares
  authorized; none issued and outstanding.........                      -                   -
 Common stock: par value $.0001; 80,000,000 shares
  authorized; 25,000,000 issued and outstanding...                  2,500               2,500
 Additional paid in capital.......................              3,130,452           3,130,452
 Retained earnings................................                588,884           (174,998)
 Accumulated other comprehensive income...........                502,940             194,349
                                                         -----------------   ----------------
Total stockholders' equity........................              4,224,776           3,152,303

Total liabilities and stockholders' equity........       $     11,069,865    $     17,182,797
                                                         =================   ================




             See accompanying notes to consolidated financial statements





                                        DAHUA, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                    COMPREHENSIVE INCOME







                                                             Year ended
                                                             December 31,
                                              ----------------------------------------
                                                        2007                 2006
                                              -------------------   ------------------
Revenues
 Sales revenues.........................       $      16,411,672     $      11,800,257
 Cost of goods sold.....................              12,530,740             8,246,159
                                              -------------------    -----------------
Gross profit............................               3,880,932             3,554,098

Expenses
 Advertising............................                 522,808             1,824,182
 Depreciation...........................                  86,562                19,006
 Payroll expense........................                 486,668               203,083
 Other general and administrative.......               1,331,031               635,969
                                               ------------------    ------------------
     Total expenses.....................               2,427,069             2,682,240
                                               ------------------    ------------------

Net income from operations..............               1,453,863               871,858

Other income (expense)
 Interest expense.......................                (49,197)             (237,158)
 Other income...........................                       -                90,981
 Interest income........................                  20,488                11,518
                                               ------------------    ------------------
     Total other expense................                (28,709)             (134,659)

Net income before taxes and minority interest          1,425,154               737,199

Provision for income taxes..............               (470,301)             (243,276)
                                               ------------------    ------------------

Net income before minority interest.....                954,853                493,923

Minority interest in subsidiary income..                190,971                 98,785
                                               ------------------    ------------------
Net income..............................         $      763,882        $       395,138
                                               ==================    ==================

Foreign currency translation adjustment.                308,591                123,666

Comprehensive income....................         $    1,072,473        $       518,804
                                               ==================    ==================


Basic and diluted earnings per share....         $         0.03        $          0.02
                                                =================    ==================

Weighted average common shares outstanding           25,000,000             25,000,000
                                                =================    ==================


              See accompanying notes to consolidated financial statements





                                            DAHUA, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Year ended
                                                                       December 31,
                                                           ------------------------------------
                                                                   2007                2006
                                                           -------------------  ---------------
Cash flows from operating activities:
 Net income........................................          $        763,882   $      395,138
 Adjustments to reconcile net income to
  net cash provided by operations:
   Depreciation....................................                    86,562           19,006
   Minority interest...............................                   190,971           98,785
   Loss on sale of property, plant & equipment.....                       573                -
  Changes in operating assets and liabilities:
   Inventory.......................................                 8,015,518        1,509,217
   Tax prepaid.....................................                    48,727        (261,447)
   Accounts payable................................                 (187,912)          301,787
   Customer deposits...............................               (5,028,114)        3,010,239
   Restricted cash.................................                  (302312)           25,569
   Accrued interest................................                 (591,406)          237,158
   Income tax payable..............................                         -        (226,518)
   Prepaid expenses................................                 (142,277)                -
   Other accruals..................................                    79,010           57,067
                                                             -----------------   -------------
       Net cash provided by operations.............                 2,933,222        5,166,001

Cash flows from investing activities:
 Purchases of property, plant & equipment..........                 (248,546)        (316,551)
 Proceeds from sale of property, plant & equipment.                     4,338                -
 Construction in progress..........................                 (757,516)                -
 Others receivable.................................                 (288,119)                -
 Due from related parties..........................                         -           46,339
                                                              ----------------   -------------
       Net cash used in investing activities.......               (1,289,843)        (270,212)

Cash flows from financing activities:
 Payments on loans payable.........................               (2,224,450)      (3,028,524)
                                                              ----------------   -------------
       Net cash used in financing activities.......               (2,224,450)      (3,028,524)

Effect of rate changes on cash.....................                   135,862           54,505
                                                              ----------------   -------------

Increase (decrease) in cash and cash equivalents...                 (445,209)        1,921,770
Cash and cash equivalents, beginning of period.....                 2,338,835          417,065
                                                              ----------------   -------------
Cash and cash equivalents, end of period...........            $    1,893,626    $   2,338,835
                                                              ================   =============

Supplemental disclosures of cash flow information:

 Interest paid in cash.............................            $      657,272    $          -
                                                              ================  ==============
 Income taxes paid in cash.........................            $      590,449    $     339,168
                                                              ================  ==============
 Sales taxes paid in cash..........................            $      815,825    $   1,131,332
                                                              ================  ==============



                      See accompany notes to consolidated financial statements








                                        DAHUA, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                              Accumulated
                                                                Additional                      Other
                                   Common         Common         Paid in        Retained     Comprehensive      Total
                                   Shares         Stock          Capital         Deficit        Income          Equity
                              -----------------  ------------  -------------  --------------  ------------- -------------
Balance January 1, 2006          25,000,000      $   2,500     $  3,130,452   $  (570,136)    $    70,683   $   2,633,499

Foreign currency translation              -              -                -              -        123,666         123,666
Net income                                -              -                -        395,138              -         395,138
                              -----------------  ------------  -------------  --------------  ------------- -------------
Balance December 31, 2006        25,000,000      $   2,500     $  3,130,452   $  (174,998)     $  194,349   $   3,152,303

Foreign currency translation              -              -                -              -        308,591         308,591
Net income                                -              -                -        763,882              -         763,882
                              ----------------- -------------  -------------  -------------  -------------- --------------
Balance December 31, 2007        25,000,000      $   2,500     $  3,130,452   $    588,884     $  502,940   $   4,224,776
                              ================= =============  =============  =============  ============== =============



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

Trade Accounts Receivable
-------------------------

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2007.

Inventories
-----------

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method. The company made a provision of $158,624 for houses which will be sold below cost, which is included in cost of goods sold. As of December 31, 2007, the company didn't recognize the sales revenue of such houses, because they didn't meet the requirement of revenue recognition. However the sales prices of such houses were predetermined. Since the cost per square meter increased in 2007, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

Property, plant & equipment
---------------------------

Property, plant & equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Equipment is depreciated over their estimated useful lives as follows:

               Computer equipment             3 years
               Office equipment               7 years
               Vehicles                       7 years

Depreciation expense for the year ended December 31 2007 and 2006 was $86,562 and $19,006, respectively.

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

Advertising Expenses
--------------------

Advertising costs are expensed as incurred. Advertising expense amounted to $522,808 and $1,824,182 for the years ended December 31, 2007 and 2006, respectively.

Foreign Currency and Comprehensive Income
-----------------------------------------

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

                                                             2007            2006
                                                       --------------  ----------------
NUMERATOR FOR BASIC AND DILUTED EPS
  Net income to common stockholders                     $   763,882        $   395,138

DENOMINATORS FOR BASIC AND DILUTED EPS
  Weighted average shares of common stock outstanding    25,000,000         25,000,000
  Add: dilutive equity securities outstanding                     -                  -
  Denominator for diluted EPS                            25,000,000         25,000,000
                                                        ==============  ==============

      EPS - Basic                                        $     0.03        $      0.02
                                                        ==============  ==============
      EPS - Diluted                                      $     0.03        $      0.02
                                                        ==============  ==============

The Company had no potentially dilutive securities outstanding at December 31, 2007 and 2006.

Reclassifications
-----------------

Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.


4.  Inventory

Inventory represents completed houses available for sale at December 31, 2007. During 2005, the Company completed all of its housing construction. As of December 31, 2007, 60 units were sold, 13 units were reserved with clients' deposits, 2 units were available for sale and one unit was kept by the company.


5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of December 31, 2007, the balance of construction in progress was $788,896 (including capitalized interest of $17,359).


6. Related Party Transactions

Short-term loans due to related parties had balances of $461,421 and $3,176,699 (including accrued interest) at December 31, 2007 and 2006 respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $151,446 and $718,238 for the years ended December 31, 2007 and 2006 respectively. Of the interest amounts, which were accrued for the year ended December 31, 2007, $17,359 was capitalized as construction in progress and the remainder was expensed as interest expense.


7.  Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company's revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers' deposits was $4,994,842 and $9,576,401 at December 31, 2007 and 2006 respectively. Of the 13 units reserved, 3 unit's deposits are money received from bank arrangements (see note 8) in the amounts of $937,765. Accordingly, the bank has liens against these 3 units.


8. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At December 31, 2007 and 2006, the balance of this separate account was $679,872 and $341,672 respectively. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.


9. Tax

The Company made a provision for sales tax, which totaled $107,524 and $708,016 respectively for the year ended December 31, 2007 and 2006. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of goods sold.

The Company made a provision for income tax, which totaled $470,301 and $243,276 respectively for the years ended December 31, 2007 and 2006. The income tax is calculated on the basis of the net income before taxes and minority interest.

The Company paid sales tax and income tax in cash, which totaled $815,825 and $590,449 respectively for the year ended December 31, 2007. The company paid sales tax and income tax in cash, which totaled $1,131,322 and $339,168 respectively, for the year ended December 31, 2006.


10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of December 31, 2007, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.


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


12. Others receivable

Others receivable primarily represent loans due from outside parties. As of December 31, 2007, the balance of others receivable (including accrued interest) was $300,054. The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.


13.   Leases

The Company leased in 1997 a pound and filled it and leveled up for land exploitation from an outside party for approximately $32,500.00 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments. The Company leased a warehouse in 2006 from an outside party for approximately $65,000.00 per year which will end in 2008. In the year ended December 31, 2007 the Company paid approximately $171,110 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

  Year ending December 31,

      2008                                     $62,000
      2009                                     $32,500
      2010                                     $32,500
      2011                                     $32,500
      2012                                     $32,500
      Thereafter                            $1,137,500
                                           -------------
                                            $1,329,500


14.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statements No.141 (revised 2007), "Business Combinations" ("FAS 141(R)") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.



Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


On or about January 1, 2006, Child, Sullivan & Company, our principal accountant, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we dismissed Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as our principal accountant for our fiscal years ending December 31, 2006 and 2007 and the interim periods for 2006 and 2007. The decision to change principal accountants was ratified by our Board of Directors.

None of the reports of Child, Sullivan & Company, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for the previous two fiscal years and interim period up to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that: 1) internal controls necessary to develop reliable financial statements did not exist; or 2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or 3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2007.

Prior to engaging Child, Van Wagoner & Broadshaw, PLLC, we, or anyone on behalf of us, have not consulted with Child, Van Wagoner & Broadshaw, PLLC. on matters regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements. There was no reportable event as defined in Item 304(a)(2) of Regulation S-B.


Item 8A(T). Control and Procedure

(a) Evaluation of disclosure controls and procedures.

Management of the Company, including its principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2007, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company' disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in "internal Control Over Financial Reporting - Guidance for Smaller Public Companies"issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

The name, address, age and position of our officers and directors are set forth below:


    Name        Age                   Position Held
------------   ----  --------------------------------------------------------
Du Yonglin      66   President, Chief Executive Officer and Director
Wang Wulong     68   Director
Meng Hua        32   Chief Financial Officer
Zeng Qinna      30   Corporate Secretary

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2007, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.



Item 10.  Executive Compensation


We have contracted with Beijing Guohong Dahua Economic Research Center, a related party, to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We accrued $74,349 for the year ending December 31, 2006, which was paid in 2007, into short-term loans due to related parties for payment of the services.


Summary Compensation Table
--------------------------

SUMMARY COMPENSATION TABLE



-------------------------------------------------------------------------------------------------------
                                                         Non-      Nonquali-
                                                         Equity       fied
                                                        Incentive    Deferred        All
Name and                              Stock    Option     Plan     Compensation    Other
Principal            Salary   Bonus   Awards   Awards  Compensation  Earnings   Compensation    Total
Position      Year    ($)      ($)     ($)      ($)        ($)          ($)        ($)           ($)
------------------------------------------------------------------------------------------------------
Yonglin Du    2007   27,380     -      -          -         -         -          -            27,380
CEO and       2006   25,086     -      -          -         -         -          -            25,086
President

Hua Meng      2007   8,214     -       -          -         -         -          -             8,214
CFO           2006   7,526     -       -          -         -         -          -             7,526
------------------------------------------------------------------------------------------------------


(i) The annual salaries paid Mr. Du were 200,000 yuan, or approximately $27,380, and Ms. Meng 60,000 yuan, or approximately $8,214, respectively.

At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a) (2) of Regulation S-B, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.


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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2008, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                   Name and Address of     Amount & Nature of
Title of Class     Beneficial Owner        Beneficial Owner    Percent of Class
--------------- ------------------------ ---------------------  ---------------
Common Stock    Yonglin Du                  1,900,000 shares         7.60%
                19th Floor, Building C,
                Tianchuangshiyuan,
                Huizhongbeili,
                Beijing, China, 100012
-------------------------------------------------------------------------------


Security Ownership of Management
--------------------------------

The following table sets forth certain information, as of March 28, 2008, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.


                  Name and Address of      Amount & Nature of
Title of Class   Beneficial Owner(1)       Beneficial Owner    Percent of Class
--------------  -----------------------   -------------------  ----------------
Common Stock    Yonglin Du(2)               1,900,000 shares        7.60%
                19th Floor, Building C,
                Tianchuangshiyuan,
                Huizhongbeili,
                Beijing, China, 100012

Common Stock    Qinna Zeng (3)                 72,500 shares         * (4)
                #1712, Courtyard 5,
                Beiyuan Road, Chaoyang District,
                Beijing

Common Stock    Hua Meng (5)                   15,000 shares         *
                # 8104, Courtyard
                11, Anning Zhuang,
                Xisanqi, Haidian District,
                Beijing

Common Stock    Wang Wulong                              Nil         Nil
                c/o Dahua Inc.
                19th Floor, Building C,
                Tianchuangshiyuan,
                Huizhongbeili,
                Beijing, China, 100012

                All officers and directors
                as a group                   1,987,500 shares      7.95%
-------------------------------------------------------------------------------


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



Item 12   Certain Relationships and Related Transactions


(a) Transactions with Related Persons
---------------------------------

None.


(b) Parents
-----------

None.


(c) Promoters and Control Persons
----------------------------------

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


Related Party Loans
-------------------

Set forth below is a chart of all related party loans (lines of credit) extended to us as of December 31, 2007:


           Party                       Current Loan Balance        Date
------------------------------------------------------------------------------
Dahua Project Management Group                $     121,240      October 2001
Donghui Du                                            7,266      December 2001
Beijing Dahua Weiye Invest Inc.                     181,469      December 2005
------------------------------------------------------------------------------
                               Total          $     309,975

All the related parties set forth above are parties in which Mr. Yonglin Du, our president and CEO, holds an executive position. Donghui Du is Mr. Yongling Du's son.

We entered a written loan agreement with Dahua Project Management Group. Please see Exhibit 10. 6. All other loans or lines of credit are extended based on verbal agreements. All the loans so borrowed are unsecured. The money we borrow from them bear's interest at an annual rate of 6%, then prevailing market rate, repayable within 30 days upon demand by lender.


Item 13.  Exhibits

(a) The following exhibits are filed as part of this report.

   Exhibit
   Number                      Description
 ---------  --------------------------------------------------------------------
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

  31.1       Section 302 Certification by CEO

  31.2       Section 302 Certification by CFO

  32.1       Section 906 Certification by CEO

  32.2       Section 906 Certification by CFO


Item 14   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007 and 2006:


       Fee category            2007             2006
------------------------  --------------   ----------------
Audit fees                    $ 40,000       $   40,000
Audit-related fees                   -                -
Tax fees                             -                -
All other fees                       -                -
-----------------------------------------------------------------
             Total fees       $ 40,000       $   40,000

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2007, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2007 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.





                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DAHUA, INC.

Date: March 28, 2008


By: /s/ Yonglin Du
-------------------------------------------------
Yonglin Du, President and Chief Executive Officer
(Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Yonglin Du                                          March 28, 2008
 ----------------------------------------------      ----------------------
Yonglin Du, President, Chief Executive Officer              Date
and Director
(Principal Executive Officer)


/s/                                                     March 28, 2008
------------------------------------------------     ---------------------
Hua Meng, Chief Financial Officer                            Date
(Principal Financial Officer and Principal
 Accounting Officer)



/s/ Wulong Wang                                          March 28, 2008
------------------------------------------------     ---------------------
Wulong Wang, Director                                          Date