Form 10QSB
period 2008-03-31
DAHUA INC
filed 2008-05-15
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number: 000-49852

DAHUA INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3616479
State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili,
Chaoyang District, Beijing, China, 100012

(Address of principal executive offices)

86-10-6480-1527

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock, par value $.0001, as of May 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

DAHUA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DAHUA, INC.
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and
December 31, 2007 (audited)
ASSETS

	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$25,520	$1,893,626
Inventory (note 4)	6,905,188	6,501,143
Prepaid expenses	154,200	148,171
Total Current Assets	7,084,908	8,542,940

Property, plant & equipment:
Computer equipment	54,965	52,816
Office equipment	97,807	93,983
Telephones	3,192	3,067
Vehicles	529,448	508,748
Total Equipment	685,412	658,614
Less: Accumulated depreciation	(167,374)	(135,119)
Net equipment	518,038	523,495

Construction in progress (note 5)	978,439	788,896
Prepaid construction in progress	54,580	—
Other receivables (note 12)	2,129,139	300,054
Prepaid tax (note 9)	276,218	234,608
Restricted cash (note 8)	707,535	679,872
Total Assets	$11,748,857	$11,069,865

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$245,977	$236,360
Customer deposits (note 7)	5,229,423	4,994,842
Short-term loans - related parties (note 6)	631,891	309,975
Accrued interest - short-term loans, related parties (note 6)	159,501	151,446
Other accruals	133,469	179,470
Total Current Liabilities	6,400,261	5,872,093

Minority interest in subsidiary	961,108	972,996

Stockholders’ Equity:
Preferred stock: par value $.0001, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock: par value $.0001; 80,000,000 shares authorized; 25,000,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	3,130,452	3,130,452
Accumulated deficit	541,333	588,884
Accumulated other comprehensive income	713,203	502,940
Total stockholders’ equity	4,387,488	4,224,776
Total Liabilities and Stockholders’ Equity	$11,748,857	$11,069,865

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statement of Operations and Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues
Sales revenues	$—	$3,127,922
Cost of goods sold	—	2,111,563
Gross Profit	—	1,016,359

Expenses
Advertising	—	219,198
Depreciation	26,214	15,155
Payroll expense	16,455	86,640
Other general and administrative	50,638	463,228
Total expenses	93,307	784,221
Net income (loss) from operations	(93,307)	232,138

Other income (expense)
Interest expense	—	(31,088)
Other revenues	—	434
Interest income	33,868	3,411
Total other income (expense)	33,868	(27,243)

Net income (loss) before taxes and minority interest	(59,439)	204,895

Provision for income taxes	—	(67,615)
Net income (loss) before minority interest	(59,439)	137,280

Minority interest in subsidiary income (loss)	(11,888)	27,456
Net income (loss)	$(47,551)	$109,824

Foreign currency translation adjustment	210,263	36,036
Comprehensive income	$162,712	$145,860

Basic and diluted earnings per share	$(0.00)	$0.00

Weighted average common shares outstanding	25,000,000	25,000,000

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(47,551)	$109,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	26,214	15,155
Minority interest	(11,888)	27,456
Changes in operating assets and liabilities:
Inventory	(136,681)	718,997
Prepaid construction in progress	(53,471)	—
Prepaid tax	(31,413)	(134,087)
Customer deposits	30,707	(658,030)
Accrued interest	1,854	31,088
Other accruals	(52,221)	11,201
Net cash provided by (used in)operating activities.	(274,450)	121,604

Cash flows from investing activities:
Other receivables	(1,779,953)	(15,619)
Purchase of property, plant and equipment	—	(21,688)
Construction in progress	(154,243)	—
Net cash used in investing activities	(1,934,196)	(36,707)

Cash flows from financing activities:
Proceeds from loans payable related parties	303,018	—
Payments on loans payable related parties	—	(193,121)

Net cash used in financing activities	303,018	(193,121)

Effect of rate changes on cash	37,522	20,763

Increase (decrease) in cash and cash equivalents	(1,868,106)	(87,461)

Cash and cash equivalents, beginning of period	1,893,626	2,338,835

Cash and cash equivalents, end of period	$25,520	$2,251,374

Supplemental disclosure of cash flow information:

Interest paid in cash	$—	$—

Income taxes paid in cash	$—	$226,027

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

Dahua, Inc. (“Dahua”) was incorporated on March 8, 2002, in the State of Delaware as Norton Industries Corp. (“Norton”). The name was changed to Dahua, Inc. on February 7, 2005, as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre-acquisition owners and control persons of Bauer and the $100,000 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (“BVI”). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (“Subsidiary”) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001, in the People’s Republic of China (“PRC”). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre- acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as ‘the Company’.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at March 31, 2008.

Inventories

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Computer equipment	3 years
Office equipment	7 years
Vehicles	7 years

Depreciation expense for the three months periods ended March 31, 2008 and 2007 was $26,214 and $15,155, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition

The Company recognizes revenue on the sale of a house when the consummation of a sale is evidenced by: 1) a contractual arrangement that is binding to both parties; 2) the exchange of all consideration (i.e. the seller has transferred to the buyer the usual risks and rewards of ownership and the buyer has made payment in full to the seller); 3) the arrangement of all permanent financing for which the seller is responsible and; 4) the performance of all conditions precedent to closing. No revenue is recognized when the Company’s receivable is subject to future subordination, as is the case when the Company guarantees a bank loan for the period prior to the certification of title transfer.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $0 and $219,198 for the three months periods ended March 31, 2008 and 2007.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in United States (“US”) dollars. The functional currency is the Yuan Renminbi (“RMB”) of the PRC. The financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

During July 2005, China changed its foreign currency exchange policy from a fixed RMB/US dollar exchange rate into a flexible rate under the control of China’s government. We used the Closing Rate Method in translation of the financial statements.

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

	For the three months ended
	March 31, 2008	March 31, 2007

NUMERATOR FOR BASIC AND DILUTED EPS
Net income (loss) to common stockholders	$(47,551)	$109,824

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,000,000	25,000,000

Add: dilutive equity securities outstanding	—	—

Denominator for diluted EPS	25,000,000	25,000,000

EPS-Basic	$(0.00)	$0.00

EPS-Diluted	$(0.00)	$0.00

The Company had no potentially dilutive securities outstanding at March 31, 2008.

4. Inventory

Inventory represents completed houses available for sale at March 31, 2008. During 2005, the Company completed all of its construction-in-progress. As of March 31, 2008, 60 units were sold, 13 units were reserved with clients’ deposits, 2 units were available for sale and one unit was kept by the company.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of March 31, 2008, the balance of construction in progress was $978,439 (including capitalized interest of $20,599).

6. Related Party Transactions

Short-term loans due to related parties had balances of $791,392 (including accrued interest of $159,501) at March 31, 2008. The loans carry an annual interest rate of 6 percent and are due on demand. The interest amounts, which were accrued for the three months periods ended March 31, 2008, were capitalized as construction in progress.

7. Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at March 31, 2008 was $5,229,423. Of the 13 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $975,922. Accordingly, the bank has liens against these 3 units.

8. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At March 31, 2008, the balance of this separate account was $707,535. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

The Company made no provision for sales tax and income tax for the three months periods ended March 31, 2008 for the reason that no sales revenue was recognized for the three months ended March 31, 2008. The houses that the company reserved didn’t meet the requirement of revenue recognition.

As of March 31, 2008, the Company has a prepaid tax of $276,218.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of March 31, 2008, there were 25,000,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Other receivables

Other receivables primarily represent loans due from outside parties. As of March 31, 2008, the balance of other receivables (including accrued interest) was $2,129,239. The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect," "anticipate," "believe," or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In

July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2008, out of 76 luxury residential units, 60 units have been sold, 13 units were reserved with clients' deposits, 2 units were available for sale and one unit was kept by the company.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start our Second Phase of Dahua Garden, which will include 250 units of luxury single-family houses located in Changping District, Beijing, China, on an approximately 267,000 square-meter site with a community clubhouse, creeks, ponds, and professionally manicured gardens and landscape. Each will be 3,000 to 5,000 square feet in size to be sold for 4.5 to 6 million Yuan, or approximately $550,000 to $720,000 US. We will serve as the sole developer of the project, including construction and sales.

In August 2006, the Chinese government issued a number of new rules and regulations for real estate developers, like us, in an attempt to reduce rising house prices by restricting luxury single family house constructions and favoring construction of apartment buildings. Under the government’s new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits; (ii) All permits previously issued have to be re-reviewed and re-approved; and (iii) the land previously acquired for luxury housing construction has to be revalued and sold to the highest bidder in an auction. Because of those new government policies, we have incurred a long delay in obtaining the consents and approvals to commence our construction for the second phase of Dahua Garden. On May 9, 2007, we contacted the Beijing Municipal Commission of Urban Planning, the agency which is responsible for the issuance of construction permits, for our construction approval time frame guidance. We were told two weeks later that our construction permit is very much likely to be issued for two reasons: (1) We have completed our First Phase of Dahua Garden; and (2) We acquired this land almost ten (10) years ago. It is expected that we may obtain our construction approvals by the middle of 2008. However, there is no assurance that we will obtain those consents or the necessary government approvals. If the consents and approvals are not obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings. As the governmental policy regarding the auctioning off of land previously acquired for luxury housing construction is vague, and no specific or detailed outline has been issued, we are basing our business plan on the assumption that if we do not receive the permits and licenses required to build luxury housing, we will instead build apartment buildings. As of the date of this report, we don’t have any current plan or arrangements for the development of apartment buildings. In the event the situation changes and we believe that there is a likely possibility of the land being auctioned, we will notify the Commission.

Results of Operations

For the Three Months Ended March 31, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended March

31, 2008, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	March 31, 2008	March 31, 2007

Units sold	60	36
Units reserved with deposits	13	27
Units available for sale	2	13
Units kept by the company	1	—
Total	76	76

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Houses sold	—	6
Houses reserved	—	(3)

For the three months ended March 31, 2008 and 2007, we recognized sales revenues of $0 and $3,127,922 respectively from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2008 and 2007, our cost of goods sold was $0 and $2,111,563, respectively.

Operating Expenses

For the three months ended March 31, 2008, our operating expenses were $93,307, a decrease of $690,914, or 88.1%, as compared to $784,221 for the same period of the prior year.

Net Income

For the three months ended March 31, 2008, we had a net loss of $47,551, or $0.00 per share, as compared with a net income of $109,824, or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of March 31, 2008, our customer deposit balance was $5,229,423.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of March 31, 2008, the short-term loans due to related parties had a balance of $631,891, and accrued interest of $159,501.

As of March 31, 2008, we had cash and cash equivalents balance of $25,520. For the three months ended March 31, 2008, our operating activities used $274,450 of net cash. During the three months ended March 31, 2008, our investing activities used $1,934,196 of net cash, mainly from the increase in other receivables. For the same period, the financing activities provided net cash of $303,018 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2008, the balance of this separate account was $707,535. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

In connection with this restatement, management assessed the effectiveness of the Company’s internal control over financial reporting, and identified the following deficiencies:

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

Our CEO and CFO do not expect that our internal controls and procedures will prevent all errors and all fraud. Although our internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

DAHUA, INC.

By: /s/ Yonglin Du	By: /s/ Meng Hua
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

May 14, 2008	May 14, 2008