Form 10-Q
period 2008-06-30
DAHUA INC
filed 2008-08-13
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of August 14, 2008

DAHUA INC.

Table of Contents

Part I. Financial Information

Item1. Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DAHUA, INC.
Consolidated Balance Sheets as of June 30, 2008 and
December 31, 2007
ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$1,514,540	$1,893,626
Inventory (note 4)	7,066,614	6,501,143
Prepaid expenses	157,795	148,171
Total Current Assets	8,738,949	8,542,940

Equipment:
Computer equipment	56,247	52,816
Office equipment	101,982	93,983
Telephones	3,266	3,067
Vehicles	557,099	508,748
Total Equipment	718,594	658,614
Less: Accumulated depreciation	(199,190)	(135,119)
Net equipment	519,404	523,495

Construction in progress (note 5)	1,436,124	788,896
Prepaid construction in progress	123,735	-
Other receivables (note 12)	316,088	300,054
Prepaid tax (note 9)	433,412	234,608
Restricted cash (note 8)	724,029	679,872

Total Assets	$12,291,741	$11,069,865

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$251,712	$236,360
Customer deposits (note 7)	5,533,571	4,994,842
Short-term loans - related parties (note 6)	845,257	309,975
Accrued interest - short-term loans, related parties (note 6)	172,122	151,446
Other accruals	139,282	179,470
Total Current Liabilities	6,941,944	5,872,093

Minority interest in subsidiary	936,947	972,996

Stockholders’ Equity:

Preferred stock: par value $.0001, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,500
Additional paid-in capital	3,131,200	3,130,452
Retained earnings	443,939	588,884
Accumulated other comprehensive income	835,209	502,940
Total stockholders’ equity	4,412,850	4,224,776

Total Liabilities and Stockholders’ Equity	$12,291,741	$11,069,865

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Sales revenues	$-	$2,500,012	$-	$5,627,934
Cost of goods sold	-	2,086,135	-	4,197,698
Gross Profit	-	413,877	-	1,430,236

Expenses
Advertising	-	141,469	-	360,667
Depreciation	27,494	16,237	53,708	31,392
Payroll expense	13,724	142,662	30,179	229,302
Other general and administrative	95,983	294,139	146,621	757,367
Total expenses	137,201	594,507	230,508	1,378,728
Net income (loss) from operations	(137,201)	(180,630)	(230,508)	51,508

Other Income (expense)
Interest expense	-	(27,963)	-	(59,051)
Other revenues	-	2	-	436
Interest income	15,646	4,459	49,514	7,870
Total other income (expense)	15,646	(23,502)	49,514	(50,745)

Net income (loss) before taxes and minority interest	(121,555)	(204,132)	(180,994)	763

Provision for income taxes	-	67,363	-	(252)

Net income (loss) before minority interest	(121,555)	(136,769)	(180,394)	511

Minority interest in subsidiary income (loss)	(24,161)	(27,354)	(36,049)	102
Net income (loss)	$(97,394)	$(109,415)	$(144,945)	$409
Foreign currency translation adjustment	$122,006	$61,408	$332,269	$97,444
Comprehensive income (loss)	$24,612	$(48,007)	$187,324	$97,853
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average common shares outstanding	25,015,000	25,000,000	25,014,917	25,000,000

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$(144,945)	$409
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	53,708	31,392
Minority interest	(36,049)	102
Stock issued for services	750	-
Loss from disposition of equipment	-	417
Changes in operating assets and liabilities:
Inventory	(139,107)	(494,894)
Tax prepaid	(178,295)	(481,794)
Accounts payable	-	(279,278)
Customer deposits	208,159	2,702,814
Accrued interest	10,528	59,051
Other accruals	(50,356)	35,878
Net cash provided by operating activities	(275,607)	1,574,097
Cash Flows from Investing Activities:
Purchase of equipment	(16,709)	(32,447)
Proceeds from disposition of equipment	-	4,275
Construction in progress	(578,873)	(270,476)
Prepaid construction in progress	(120,182)	-
Other receivable	3,356	(16,952)
Net cash used in investing activities	(712,408)	(315,600)
Cash Flows from Financing Activities:
Payments made on related party loans	-	(2,190,680)
Net proceeds from loans
payable-related parties	500,356	-
Net cash used in financing activities	500,356	(2,190,680)
Effect of rate changes on cash	108,573	45,143
Decrease in cash and cash equivalents	(420,954)	(887,040)
Cash and cash equivalents, beginning of period	1,893,626	2,338,835
Cash and cash equivalents, end of period	$1,514,540	$1,451,795
Supplemental disclosure of cash flow information:
Income taxes paid in cash	$-	$317,498
Sales taxes paid in cash	$-	$517,128
Non-cash activities
Stock issued for services	$750	$-

See accompanying notes to unaudited consolidated financial statements

DAHUA INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations

Dahua, Inc. (“Dahua”) was incorporated on March 8, 2002 in the State of Delaware as Norton Industries Corp. (“Norton”). The name was changed to Dahua, Inc. on February 7, 2005 as result of a reverse acquisition in which Norton acquired all capital shares of Bauer Invest Inc. ("Bauer"). Incident to the reverse acquisition the Company paid $100,000 to the previous shareholders of Norton for shares of stock that were canceled. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Dahua are substantially the same as the pre acquisition owners and control persons of Bauer and the $100,000 paid to purchase and cancel the previous shares was treated as an adjustment to paid in capital.

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (“BVI”). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (“Subsidiary”) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People’s Republic of China (“PRC”). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre- acquisition owners and control persons of the subsidiary. These financial statements are essentially those of the Subsidiary with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as ‘the Company’.

The Company engages in the development of real estate and the sale of commodity housing. The Company has completed all of the construction on its current development project and all of the houses are sold or available for sale.

2. Basis of Presentation

The consolidated financial statements include the accounts of Dahua, Inc., Bauer Invest, Inc., Beijing Dahua Real Estate Development Ltd and Zhuolu Dahua Real Estate Development Ltd. All inter-company accounts and transactions have been eliminated in consolidation. The Company records minority interest expense, which reflects the 20% portion of the earnings of Beijing Dahua Real Estate Development, Ltd. allocable to holders of the minority interest.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at June 30, 2008.

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

Depreciation expense for the six-month periods ended June 30, 2008 and 2007 was $53,708 and $31,392, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $0 and $360,667 for the six-month periods ended June 30, 2008 and 2007.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States (“US”) dollars. The functional currency is the Yuan Renminbi (“RMB”) of the PRC. The consolidated financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

	For the six months ended
	June 30, 2008	June 30, 2007

NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$(144,945)	$409

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,014,917	25,000,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,014,917	25,000,000

EPS-Basic	$(0.01)	$0.00
EPS-Diluted	$(0.01)	$0.00

The Company had no potentially dilutive securities outstanding at June 30, 2008 and 2007.

4. Inventory

Inventory represents completed houses available for sale at June 30, 2008. During 2005, the Company completed all of its housing construction. As of June 30, 2008, 60 units were sold, 13 units were reserved with clients’ deposits, and 2 units were available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of June 30, 2008, the balance of construction in progress was $1,436,124.

6. Related Party Transactions

Short-term loans due to related parties had balances of $1,017,379 and $1,094,518 (including accrued interest) at June 30, 2008 and 2007, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $10,839 and $59,051 for the six months period-ended June 30, 2008 and 2007. The interest amounts, which were accrued for the six months periods ended June 30, 2008, were capitalized as construction in progress.

7. Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at June 30, 2008 was $5,533,571. Of the 13 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $998,673. Accordingly, the bank has liens against these 3 units.

8. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks (the “Banks”) that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2008, the balance of this separate account was $724,029. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the Banks under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

9. Tax

The Company made no provision for sales tax and income tax for the six months periods ended June 30, 2008 for the reason that no sales revenue was recognized for the six months ended June 30, 2008. The houses that the company reserved didn’t meet the requirement of revenue recognition.

As of June 30, 2008, the Company has a prepaid tax of $433,412.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s financial reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, valued at $0.05 to Pacific Services Inc in January 2008 for a total non-cash consideration of $750. As of June 30, 2008, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Other receivables

Other receivables primarily represent loans due from outside parties. As of June 30, 2008, the balance of other receivable (including accrued interest) was $316,088. The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 76 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of June 30, 2008, out of 76 luxury residential units, 60 units have been sold, 13 units were reserved with clients' deposits, and 2 units were available for sale.

We are currently in the process of applying with Beijing municipal and Changping district government agencies for the requisite licenses, permits, and approvals in order to start the Second Phase of Dahua Garden. But, in August 2006, the Chinese government issued a number of new rules and regulations for real estate developers, like us, in an attempt to push down rising house prices by cutting down luxury single family house constructions and favoring construction of apartment buildings. Under the government’s new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits; (ii) All permits previously issued have to be re-reviewed and re-approved; and (iii) the land previously acquired for luxury housing construction has to be revalued and sold to the people who offer the most money for the land in an auction. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commence our construction for the second phase of Dahua Garden. On May 9, 2007, we contacted a Beijing Municipal Government agency, who is responsible for the issuance of construction permits, for our construction approval time frame guidance. We were told two weeks later that our construction permit is very much likely to be issued for two reasons: (1) We have completed our First Phase of Dahua Garden; and (2) We have acquired for this land for almost ten (10) years. It is expected that we may obtain our construction approvals by the middle of 2008. While this process is now broken off for the Olympic Games which is going to be held in Beijing in August 8, 2008. We are told that the process will be restarted up after the Olympic Games. However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our Second Phase of single luxury family house operations, and change our business plan to build apartment buildings.

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd., are engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. We are now in the process of getting the permits needed to begin the construction.

Results of Operations

For the Three Months Ended June 30, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2008, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	June 30, 2008	March 31, 2008	December 31, 2007

Units sold	60	60	60
Units reserved with deposits	13	13	13
Units available for sales	2	2	3
Units kept by the company	1	1	-

Total	76	76	76

	Six months	Three months	Three months
	ended	ended	ended
	June 30, 2008	June 30, 2008	June 30, 2007
Houses sold	-	-	6
Houses reserved	-	-	(3)

For the three months ended June 30, 2008 and 2007, we recognized sales revenues of $0 and $2,500,012 from the sale of our housing units, respectively

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended June 30, 2008 and 2007, our cost of goods sold was $0 and $2,086,135, respectively

Operating Expenses

For the three months ended June 30, 2008, our operating expenses were $137,201, a decrease of $457,306, or 76.9%, as compared to $594,507 for the same period of prior year mainly due to the fundamental completion of the construction and the sales.

Net Income

For the three months ended June 30, 2008, we had a net loss of $97,394, or $0.00 per share, as compared with a net loss of $109,415, or $0.00 per share, for the same period of the prior year.

For the Six Months Ended June 30, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 76 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2008, no sales revenue was recognized by the company. For the same period in 2007, we recognized sales revenues of $5,627,934.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2008 and 2007, our cost of goods sold were $0 and $4,197,698 respectively. As compared to 2007, because no sales revenue was recognized in 2008, no cost of goods sold was recognized accordingly.

Operating Expenses

During the six months ended June 30, 2008, our operating expenses were $230,508 as compared to $1,378,728 during the six-month period in 2007, a decrease of $1,148,220 or 83.2%, mainly due to the fundamental completion of the construction and the sales.

Net Income

For the six months ended June 30, 2008, we had a net loss of $144,945, or $0.01 per share, as compared with a net income of $409 or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2008, our customer deposit balance was $5,533,571.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of June 30, 2008, the short-term loans due to related parties had a balance of $845,257, and accrued interest of $172,122.

As of June 30, 2008, we had cash and cash equivalents balance of $1,514,540. For the six months ended June 30, 2008, our operating activities used $275,607 of net cash. During the six months ended June 30, 2008, our investing activities used $712,408 of net cash, mainly for the cost of the new building, which we are constructing and the company long-term investment on the subsidiary company. For the same period, the financing activities provided net cash of $500,356 from net payments on loans payable from related parties.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks (the “Banks”) that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2008, the balance of this separate account was $724,029. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the banks under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

Item 3. QUALITATIVE AND QUANTITIVE DOSCLOSURES ABOUT MARKET RISK

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

(i) The real estate development industry in general, and the residential luxury real estate development industry in particular, is a high risk industry, subject to changes in general economic conditions, fluctuating interest rates, and changing demand for the types of developments being considered. Volatility in local and regional land use demands, as well as changing supply and demand for the specific uses for which the real property is being developed, are also factors in assessing the relative risks of the business. The demand for residential real estate development is particularly sensitive to changing interest rates and shifting demographics. Both of these factors affecting the demand for residential housing are highly unpredictable over both the short-and long-term. If market conditions change dramatically and unfavorably to us, we may go out of business.

(ii)We need permits, licenses or approvals from government authorities to begin our construction of the second phase project. If we fail to obtain all required licenses, permits, or approvals, we may have to cease our operations.

(iii)Recent PRC regulations relating to cutting down luxury single family house constructions may limit our ability to implement our business plan. If no consents and approvals are obtained, we may have to cease our second phase of single luxury family house operations, and change our business plan to build apartment buildings.

Risk Relating to Property Sales

The Company may not be able to sell a property at a particular time for our full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company is doing all our business in P.R. China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company's financial performance.

Item 4T. CONTROLS AND PROCEDURES

(i) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A. Risk Factors :

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

Risks Related to Our Business

WE LACK AN OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR FUTURE SUCCESS OR FAILURE CAN BE MADE.

We were incorporated in March 2002 as a blank check company for the purpose of seeking to complete a merger or business acquisition. We conducted virtually no business until January 30, 2005, when we acquired Bauer Invest Ltd. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., a private company operating in the People's Republic of China (“Dahua Real Estate”). Dahua Real Estate was incorporated on September 24, 2001, to engage in the development and sale of luxury single-family houses in Beijing, China. The acquisition of Bauer was accounted for as a recapitalization, rather than a business combination. Accordingly, the historical operations of Bauer and its subsidiaries were represented as our historical operations. Our limited operating history makes it difficult for you to evaluate our business and future prospects.

WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT OUR SECOND PHASE PROJECT. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR SECOND PHASE PROJECT, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 76 luxury single-family houses. Of 76 units, 60 houses were sold, 13 houses were reserved with clients’ deposits, 2 houses were available for sale and one unit was kept by the company. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the end of 2008. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

In August 2006, the Chinese government issued a series of rules and regulations in an attempt to push down rising house prices in China by cutting down luxury single family house constructions and supporting construction of apartment buildings. Under the government’s new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits. All permits issued previously have to be re-reviewed and re-approved; and (2) the land previously acquired for luxury housing construction have to be revalued and sold to the people who offer the most money for the land. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commerce our construction for the second phase of Dahua Garden. In May 2007, we contacted a Beijing Municipal Government agency, who is responsible for the issuance of construction permits, for construction approval time frame guidance. We were told that our construction permit is likely to be issued for the following two reasons: (1) We have completed our first phase of Dahua Garden; and (2) We have acquired for this land for almost ten (10) years. We are expected that we can obtain our construction approvals by the middle of 2008. While this process is now broken off for the Olympic Games which is going to be held in Beijing in August 8, 2008. We are told that the process will be restarted up after the Olympic Games. However, there is no assurance that we will obtain those consents and approvals from the government. If no consents and approvals are obtained, we may have to cease our second phase of single luxury family house operations, and change our business plan to build apartment buildings. As of the date of this report, we don’t have any current plan or arrangements for development of apartment buildings.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH COULD CONTINUE TO IMPACT NEGATIVELY OUR ABILITY TO REPORT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

The Company has identified material weaknesses in our internal control over financial reporting as of December 31, 2006 and March 31, 2007 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control as of that dates related to construction interest accounting. These material weaknesses have resulted in the restatements of our previously reported financial statements for the quarter ended March 31, 2006. The Company has taken the necessary actions to remediate the material weakness identified. These material weaknesses, if not remediated or fail to remediate, could create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof.  A failure to achieve and maintain effective internal controls over our financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market value of our common stock. Moreover, we anticipate that we will incur considerable costs and devote significant management time and other resources to comply with Section 404 of the Sarbanes-Oxley Act and other requirements.

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

OUR OFFICERS AND DIRECTORS ARE SUBJECT TO CONFLICTS OF INTEREST, AND THERE IS A RISK THAT THEY MAY PLACE THEIR INTERESTS AHEAD OF YOURS.

We believe that our officers and directors will be subject to conflicts of interest. The conflicts arise from their relationships with our affiliate. Yonglin Du, our chief executive officer, also serves as president and a director of Dahua Project Management Group Co. Ltd. (“Dahua Group”), a Beijing Municipal Government licensed construction project supervising business entity. Hua Meng, our chief financial officer, and Qinna Zeng, our corporate secretary, are also employed by Dahua Group. They may have conflicts of interest in allocating time, services, and functions between us and Dahua Group, in which any of them are or may become involved. Mr. Du anticipates devoting a minimum of twenty to thirty-two hours per week of his business hours, and each of Ms. Meng and Ms. Zeng fifteen to twenty hours of their business hours to our business activities. If and when the business operations increase and a more extensive time commitment is needed, they are prepared to devote more time to our affairs, in the event that becomes necessary.

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

GOVERNMENT CONTROL OF CURRENCY CONVERSION MAY AFFECT OUR ABILITY TO PAY DIVIDENDS DECLARED, IF ANY, IN FOREIGN CURRENCIES.

It is expected that a substantial portion of our revenues, if any, will be in “yuan”, the national currency of China, which is currently not a freely convertible currency. A portion of our revenues may have to be converted into US dollars to make payment of dividends declared, if any, in respect of our common shares. Under China's existing foreign exchange regulations, we will be able to pay dividends in foreign currencies without prior approval from the State Administration of Foreign Exchange of China by complying with certain procedural requirements. However, the Chinese government may take measures at its discretion in the future to restrict access to foreign currencies if foreign currencies become scarce in China. We may not be able to pay dividends in foreign currencies to our shareholders if the Chinese government restricts access to foreign currencies for current account transactions.

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
The shares offered by this prospectus constitute penny stock under the Securities Exchange Act of 1934 (the “Exchange Act”). The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

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

DAHUA, INC.

By: /s/ Yonglin Du	By: /s/ Meng Hua
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer
August 14, 2008	August 14, 2008