Form 10-Q
period 2008-09-30
DAHUA INC
filed 2008-11-14
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of November 14, 2008

DAHUA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DAHUA, INC.
Consolidated Balance Sheets as of September 30, 2008 and
December 31, 2007

ASSETS

	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$2,026,226	$1,893,626
Inventory (note 4)	7,153,319	6,501,143
Prepaid expenses	171,939	148,171
Total Current Assets	9,351,484	8,542,940

Equipment:
Computer equipment	56,583	52,816
Office equipment	102,592	93,983
Telephones	3,286	3,067
Vehicles	560,433	508,748
Total Equipment	722,894	658,614
Less: Accumulated depreciation	(228,766)	(135,119)
Net equipment	494,128	523,495

Construction in progress (note 5)	1,696,698	788,896
Prepaid construction in progress	119,174	-
Other receivables (note 12)	173,537	300,054
Prepaid tax (note 9)	435,983	234,608
Restricted cash (note 8)	730,748	679,872

Total Assets	$13,001,752	$11,069,865

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$253,218	$236,360
Customer deposits (note 7)	6,283,089	4,994,842
Short-term loans - related parties (note 6)	858,825	309,975
Accrued interest - short-term loans, related parties (note 6)…	179,844	151,446
Other accruals	139,243	179,470
Total Current Liabilities	7,714,219	5,872,093

Minority interest in subsidiary	918,164	972,996
Stockholders’ Equity:
Preferred stock: par value $.0001, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,500
Additional paid-in capital	3,131,200	3,130,452
Retained earnings	368,804	588,884
Accumulated other comprehensive income	866,863	502,940
Total stockholders’ equity	4,369,369	4,224,776

Total Liabilities and Stockholders’ Equity	$13,001,752	$11,069,865

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Sales revenues	$-	$6,272,503	$-	$11,900,437
Cost of goods sold	-	5,558,855	-	9,756,553
Gross Profit	-	713,648	-	2,143,884

Expenses
Advertising	-	58,139	-	418,806
Depreciation	28,270	17,092	81,978	48,484
Payroll expense	27,554	194,152	57,733	423,454
Other general and administrative	43,405	399,737	190,026	1,157,104
Total expenses	99,229	669,120	329,737	2,047,848

Net income (loss) from operations	(99,229)	44,528	(329,737)	96,036
Other Income (expense)
Interest expense	-	(1,921)	-	(60,972)
Other revenues	-	3	-	439
Interest income	5,311	3,680	54,825	11,550
Total other income (expense)	5,311	1,762	54,825	(48,983)

Net income (loss) before taxes and minority interest	(93,918)	46,290	(274,912)	47,053

Provision for income taxes	-	(15,276)	-	(15,528)

Net income (loss) before minority interest	(93,918)	31,014	(274,912)	31,525

Minority interest in subsidiary income (loss)	(18,783)	6,203	(54,832)	6,305

Net income (loss)	$(75,135)	$(24,811)	$(220,080)	$25,220

Foreign currency translation adjustment…………	$31,654	$56,847	$363,923	$154,291

Comprehensive income (loss)	$(43,481)	$81,658	$143,843	$179,511

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding	25,015,000	25,000,000	25,014,917	25,000,000

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$(220,080)	$25,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,978	48,484
Minority interest	(54,832)	6,305
Stock issued for services	750	-
Changes in operating assets and liabilities:
Inventory	(183,938)	3,796,741
Tax prepaid	(180,176)	(571,597)
Account payable	-	(281,220)
Prepaid expenses	(12,881)	-
Customer deposits	907,131	(1,275,419)
Accrued interest	17,171	60,972
Other accruals	(51,744)	50,744
Net cash provided by operating activities.	303,379	1,860,230

Cash Flows from Investing Activities:
Purchase of equipment	(16,888)	(29,519)
Construction in progress	(830,939)	(1,040,102)
Prepaid construction in progress	(116,292)	-
Other receivable	-	(277,641)
Net cash used in investing activities	(964,119)	(1,347,262)

Cash Flows from Financing Activities:
Payments made on related party loans	-	(1,749,385)
Net proceeds from loans payable-related parties…	514,002	-
Net proceeds from other receivable	144,340	-
Net cash provided (used in) financing activities…	658,342	(1,749,385)

Effect of rate changes on cash	134,998	65,687

Decrease in cash and cash equivalents	132,600	(1,170,730)

Cash and cash equivalents, beginning of period	1,893,626	2,338,835

Cash and cash equivalents, end of period	$2,026,226	$1,168,105

Supplemental disclosure of cash flow information:
Income taxes paid in cash	$-	$524,360
Sales taxes paid in cash	$-	$776,614
Non-cash activities
Stock issued for services	$750	$-

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

Zhuolu Dahua Real Estate Development Ltd was established on May 21, 2008 in the People’s Republic of China (“PRC”). It is the wholly-owned subsidiary of Beijing Dahua Real Estate Development, Ltd.

The Company engages in the development of real estate and the sale of commodity housing. The company is now in the process of getting the permits needed to get the lot and to begin the construction.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at September 30, 2008.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Property and equipment are depreciated over their estimated useful lives as follows:

Computer equipment	3years
Office equipment	7years
Vehicles	7years

Depreciation expense for the nine-month periods ended September 30, 2008 and 2007 was $81,978 and $48,484, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $0 and $418,806 for the nine-month periods ended September 30, 2008 and 2007.

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

	For the nine months ended
	September 30, 2008	September 30, 2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$(220,080)	$25,220

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,014,917	25,000,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,014,917	25,000,000

EPS-Basic	$(0.01)	$0.00
EPS-Diluted	$(0.01)	$0.00

The Company had no potentially dilutive securities outstanding at September 30, 2008 and 2007.

4. Inventory

Inventory represents completed houses available for sale at September 30, 2008. During 2005, the Company completed all of its housing construction. As of September 30, 2008, 60 units were sold, 14 units were reserved with clients’ deposits, and one unit was available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of September 30, 2008, the balance of construction in progress was $1,696,698.

6. Related Party Transactions

Short-term loans due to related parties had balances of $1,038,669 and $461,421 (including accrued interest) at September 30, 2008 and December 31, 2007, respectively. The loans carry an annual interest rate of 6 percent and are due on demand. Interest accrued on the loans was $17,596 and $60,972 for the nine months period-ended September 30, 2008 and 2007. The interest amounts, which were accrued for the nine months periods ended September 30, 2008, were capitalized as construction in progress.

7. Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at September 30, 2008 was $6,283,089. Of the 14 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $1,004,649. Accordingly, the bank has liens against these 3 units.

8. Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2008, the balance of this separate account was $730,748. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 6.

9. Tax

The Company made no provision for sales tax and income tax for the nine months periods ended September 30, 2008 for the reason that no sales revenue was recognized for the nine months ended September 30, 2008. The houses that the company reserved didn’t meet the requirement of revenue recognition.

As of September 30, 2008, the Company has a prepaid tax of $435,983 in which prepaid income tax is $320,790 and prepaid sales tax is $115,193.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s financial reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc. The fair value of this share paid for services is $0.05. As of September 30, 2008, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Other receivable

Other receivable primarily represent loans due from outside parties. As of September 30, 2008, the balance of other receivable (including accrued interest) was $173,537. The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of September 30, 2008, out of 75 luxury residential units, 60 units have been sold, 14 units were reserved with clients' deposits, and one unit was available for sale.

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

In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development of this land.

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd. which was established on May 21, 2008 and was wholly-owned by Beijing Dahua Real Eatate Development Ltd. , engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 - 4 bedrooms. We are now in the process of getting the permits needed to begin the construction.

Results of Operations

For the Three Months Ended September 30, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2008, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	September 30, 2008	June 30, 2008	December 31, 2007
Units sold	60	60	60
Units reserved with deposits	14	13	13
Units available for sales	1	2	2

Total	75	75	75

	Nine months	Three months	Six months
	ended	ended	ended
	September 30, 2008	September 30, 2008	June 30, 2008
Houses sold	-	-	-
Houses reserved	1	-	-

For the three months ended September 30, 2008 and 2007, we recognized sales revenues of $0 and $6,272,503 from the sale of our housing units, respectively

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended September 30, 2008 and 2007, our cost of goods sold was $0 and $5,558,855, respectively

Operating Expenses

For the three months ended September 30, 2008, our operating expenses were $99,229, a decrease of $569,891, or 85.2%, as compared to $669,120 for the same period of prior year mainly due to the fundamental completion of the construction and the sales.

Net Income

For the three months ended September 30, 2008, we had a net loss of $75,135, or $0.00 per share, as compared with a net loss of $24,811, or $0.00 per share, for the same period of the prior year.

For the Nine Months Ended September 30, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the nine months ended September 30, 2008, no sales revenue was recognized by the company. For the same period in 2007, we recognized sales revenues of $11,900,437.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the nine months ended September 30, 2008 and 2007, our cost of goods sold were $0 and $9,756,553 respectively. As compared to 2007, because no sales revenue was recognized in 2008, no cost of goods sold was recognized accordingly.

Operating Expenses

During the nine months ended September 30, 2008, our operating expenses were $329,737 as compared to $2,047,848 during the nine-month period in 2007, a decrease of $1,718,111 or 83.9%, mainly due to the fundamental completion of the construction and the sales.

Net Income

For the nine months ended September 30, 2008, we had a net loss of $220,080, or $0.01 per share, as compared with a net income of $25,220 or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2008, our customer deposit balance was $6,283,089.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of September 30, 2008, the short-term loans due to related parties had a balance of $858,825, and accrued interest of $179,844.

As of September 30, 2008, we had cash and cash equivalents balance of $2,026,226. For the nine months ended September 30, 2008, our operating activities provided $303,379 of net cash. During the nine months ended September 30, 2008, our investing activities used $964,119 of net cash, mainly for the cost of the new building, which we are constructing. For the same period, the financing activities provided net cash of $658,342 from net proceeds on loans payable from related parties and on receivable others.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks (the “Banks”) that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2008, the balance of this separate account was $730,748. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the banks under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

Item 3. QUALITATIVE AND QUANTITIVE DISCLOSURES ABOUT MARKET RISK

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

(ii) We need permits, licenses or approvals from government authorities to begin our construction of the second phase project. If we fail to obtain all required licenses, permits, or approvals, we may have to cease our operations.

(iii) Recent PRC regulations relating to cutting down luxury single family house constructions may limit our ability to implement our business plan. If no consents and approvals are obtained, we may have to cease our second phase of single luxury family house operations, and change our business plan to build apartment buildings.

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

Over the past nine months, we have taken steps to strengthen our ability to identify and resolve GAAP construction accounting issues as they arise. Specifically, we have implemented new controls and procedures to substantially mitigate the risks associated with the material weaknesses identified above:

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 60 houses were sold, 14 houses were reserved with clients’ deposits and one unit was available for sale. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. We expect to obtain the licenses, permits and approvals by the end of 2008. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our Second Phase of Dahua Garden. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development of this land.

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

Our success is heavily dependent upon the continued service of Yonglin Du, our chief executive officer. Mr. Du has valuable personal relationships with government agencies and executive officers in the industry. A good personal relationship is sometimes crucial for doing business in China. If Mr. Du is unable or unwilling to continue in his position, we may not be able to easily replace him. Loss of his services could delay our applications for construction permit and land acquisition, and our business may be severely disrupted. We do not maintain key-man insurance on the life of Mr. Du. In addition, in order to successfully implement and manage our business plan; we will be dependent upon, among other things, successfully recruiting qualified managerial personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

●	The timing, size and execution of sales contracts and home deliveries;

●	Lengthy and unpredictable sales cycles;

●	Changes in our operating expenses; and

●	Fluctuations in general economic conditions.

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

●	The extent of government involvement;

●	Level of development; and

●	Allocation of resources.

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

Our assets, officers and directors are located in China. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

● Effect service of process within the United States on us or any of our executive officers and directors;

● Enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

● Enforce, in a court in China, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

● Bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and September 30, 2008. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

THERE HAS BEEN LOW VOLUME AND THEREFORE AN INACTIVE MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR STOCK PURCHASE PRICE.

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

● Obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

● Reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

● Provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

● Receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

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

DAHUA, INC.

By:	/s/ Yonglin Du	By:	/s/ Meng Hua
	Yonglin Du, Chief Executive Officer and President		Meng Hua, Chief Financial Officer

	November 14, 2008		November 14, 2008