Form 10-K
period 2008-12-31
DAHUA INC
filed 2009-03-23
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _____________ to ___________

Commission file number: 0-49852

DAHUA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3616479
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili
Chaoyang District, Beijing, China  100012

 (Address of principal executive offices)

86-10-6480-1527

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One): Large Accelerated Filer☐, Accelerated Filer☐, Non-Accelerated Filer☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):  Large accelerated filer (Do not check if a smaller reporting company)☐, Accelerated filer☐, Non-accelerated filer☐, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant's revenues for the year ended December 31, 2008 were $1,268,627.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of December 31, 2008 was 25,015,000.

DAHUA INC.

FORM 10-K
For the Year Ended December 31, 2008

Item 1.   Description of Business

Background

Dahua Inc. (the “Company”) was incorporated on March 8, 2002, in the State of Delaware under the name of Norton Industries Corp. ("Norton") as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In June 2002, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC") in order to become a Section 12(g) registered company under the Securities Exchange Act of 1934, as amended. The registration statement became effective on or about August 10, 2002.

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

On January 30, 2005, Waywood and Comp Hotel entered into a Share Exchange Agreement with Bauer Invest Inc. for a reverse acquisition. Pursuant to the agreement, Waywood and Comp Hotel sold all of their capital stock, or 5,000,000 shares of common stock, to Bauer for retirement in exchange for $100,000 in cash and 5%, or 1,000,000 shares of Norton’s post-merger common stock. To effectuate the reverse acquisition, Norton issued 19,000,000 shares of its common shares to 108 shareholders of Bauer in exchange for 100% of shares in Bauer on a pro rata basis, i.e. the number of shares received by each shareholder is proportionate to the number of shares he/she had originally owned in Bauer. Following the transaction, on February 7, 2005, the name of Norton was changed to Dahua Inc.

Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in the People's Republic of China (“Dahua Real Estate”). As a result of the reverse acquisition, Bauer became our wholly owned subsidiary, and the shareholders of Bauer became our controlling shareholders. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, the Company files prior historical financial information of Bauer and its subsidiaries for the years prior to the acquisition on a stand-alone basis. The continuing operations of the Company will reflect the consolidated operations of Dahua and its subsidiaries.

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

Prior to the acquisition, other than owning 80% of Dahua Real Estate's capital stock, Bauer had no operations. Dahua Real Estate was incorporated in China on September 24, 2001, to engage in the development, construction, and sale of luxury single-family housing units. Both Norton and Bauer were non-operating shell companies and incurred minimal costs to acquire Bauer or Dahua Real Estate, and therefore there was no need for adjustments for any costs incurred by Norton or Bauer to be “pushed down” in the accounts of Norton, Bauer or Dahua Real Estate. Dahua Real Estate did not incur any other costs which were required to be "pushed down" for the completion of the transaction.

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

BUSINESS

The Company, through its 80% owned subsidiary Beijing Dahua Real Estate Development Ltd. ("Beijing Dahua Real Estate"), engages in the business of development, construction and sale of luxury single-family homes in Beijing and its circumjacent areas, in China.

Completed Projects

In July 2003, the Company began to develop its first real estate project. The project is called the first phase of Dahua Garden (the "First Phase"), which consists of 75 luxury residential housing units, all of which are single houses ranging from approximately 2,000 to 5,000 square feet, each with 3-4 bedrooms with built-in closets and adjacent bathrooms, an open eat-in kitchen, a family room, a living room, and an attic solarium for indoor sun bathing. Those homes are within reasonable driving distances from Beijing metropolitan areas. The project is located at the northern skirt of Beijing, China. The property being developed sits on a hot spring, spewing 10,000 cubic meters per day providing every house with hot spring water for baths. The water temperature at the mouth of the hot spring is over 60 degrees centigrade. The surplus hot spring water is discharged into the surrounding creeks and ponds, making them unfrozen all year round.

The construction began in July 2003 and was completed in December 2005. As of December 31, 2008, 62 units have been sold, 12 units were reserved with clients' deposits and one unit was available for sale.

New projects in progress

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
In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development right of this land.

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd. (“Zhuolu Dahua Real Estate”) which was established on May 21, 2008 and was wholly-owned by Beijing Dahua  Real Eatate, engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province. The first phase of this project, known as Xuanyuan Lakefront, consists of 246 villas, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms.

Zhuolu county, located 2 hours north of Beijing, is said to be the birthplace of the Chinese nation. Historical records and explorations indicate that it is an ancient battlefield where three Emperors - Huang, Yan and Chiyou held a fight. Emperor Huang allied Yan, and defeated Chiyou. The winners merged their languages, customs, and living habits, to form the Huaxia people, predecessor of the Han people, the principal part of the Chinese nation. Today, most of Chinese people still call themselves "descendants of Emperor Huang and Yan ", and Zhuolu is the place where all these stories began. Therefore, every year it attracts numerous visitors from all over China, even the world, to come here for a "root-searching journey".

Besides its historical significance, summer in Zhuolu is delightfully cool due to its geological conditions, with temperatures ranging from 20℃ to 30℃. Each summer, many people from Beijing or nearby cities come here for recreation to escape from scorching heat and polluted air. A huge variety vegetable grows here, including tomatoes, peas, potatoes, cucumbers, eggplants, etc. Urban people can taste the freshest vegetable they ever had, along with mineral spring water locals have drunk for generations.

Located in east of Zhuolu and 2 hours drive from Beijing center region by Highway, Xuanyuan Lakefront is near the Xuanyuan lake, a beautiful and tranquil lake. There is also a spring called Emperor Huang spring nearby. In legend, while fighting against Chiyou, Emperor Huang often bathed in the spring to recover his strength quickly and think out ways to deal with his enemy. The water from this spring is natural mineral water containing healthy minerals and trace elements. Morever, Xuanyuan Lakefront is next to an apricot orchard. During springtime the trees will be in full blossom and even air is full of sweet scent.

Since acquiring the land, we have been working on applying for construction permit approval necessary for development and already received the following permits from the local government.

o	National land use permit
o	Construction land planning permit
o	Construction engineering planning permit
o	Project construction permit

Home Construction

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

To date, we have not encountered any problems that would affect the delivery date of our units, nor have we experienced a significant increase in prices of materials.

The unit available for sale is subject to government inspections prior to transfer of title to buyers. The purpose of the inspection is to ensure that real estate developers adhere to government standards of quality and safety.

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

Sales and Marketing

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

We sell our homes through our sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, preview of model homes and the selection of options. Our sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We also market our homes for sale through direct mailing to an identified population of prospective buyers and, to a lesser extent, through other media, including newspapers, television and radio advertising, airplane advertising, product tie-ins, billboards and other signage. For the years ended December 31, 2008 and 2007, our advertising expenses were $70,950 and $522,808, respectively.

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2008, the balance of our customer deposits was $5,436,356.

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

Home Buyer Financing and Deed Application

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 20 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $4,389, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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

The life of a mortgage loan in China can be up to 30 years. Because our project is considered luxury housing, the maximum life of mortgage loans is 20 years. The mortgage rates, which are flexible in nature, are dictated by the Chinese central government based on prime commercial lending rates from time to time. Due to competition among lending institutions, mortgage rates can be adjusted downward by up to 10%. The mortgage rates currently range from 5.51% to 5.94%, which are applied to primary residence and second home, respectively.

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

Regulation

Real estate development is a highly regulated industry in China, and we are subject to extensive local, district, municipal and national rules and regulations regarding permitting, zoning, subdivision, utilities and water quality. Regulation is carried on by municipal, district, and national authorities, of which the municipal and district governments have the greatest regulatory impact. The City of Beijing, in and nearby which we operate, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive ordinances, greater emphasis on land use planning, pressure to increase the number of low density residential developments, and heightened public concern aimed at limiting development as a means to control growth. Such regulation may delay development of our properties and result in higher developmental and administrative costs.

To date, we are in material compliance with these laws and regulations.

Environmental Matters

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remedy of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remedy them, may have a material adverse effect on our results of operations and financial condition. As of December 31, 2008, we are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. To date, we have not incurred any costs in complying with environmental laws and regulations. We believe that we are in material compliance with these laws and regulations.

Patents and Trademarks

We do not own any patents or trademarks.

Product Research and Development

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2008, we had 18 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.

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

We began our clubhouse construction in April 2007. The new building has four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. The construction cost of clubhouse was allocated in account of construction in progress. As of December 31, 2008, the balance of construction in progress was $2,152, 604(including capitalized interest of $28, 226).

Investment Policies

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

We do not plan to limit the geographical area in which we may invest, but we expect that all of our investments will be made in metropolitan Beijing, China or circumjacent land. We have no current plans to form a joint venture or other arrangements with third parties to engage in real estate development.

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

Description of Real Estate and Operating Data

One of our completed real estate projects is the First Phase of Dahua Garden, which is located in the northern suburban areas of Beijing, China, approximately 20 kilometers from the downtown of Beijing. It consists of 75 luxurious residential units, each ranging from 2,000 to 5,000 square feet in size with 3 to 4 bedrooms. The residential units are constructed on a piece of land of approximately 20,000 square meters. The construction of all of the units has been completed and they are being sold to the public. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on April 27, 2073, but we own all the residential units constructed thereon until such units are sold. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development right of this land.The Second Phase of Dahua Garden development will include 250 homes with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape.

We, through our subsidiary Zhuolu Dahua Real Estate which was established on May 21, 2008 and was wholly-owned by Beijing Dahua  Real Estate, are engaging in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The residential units are constructed on a piece of land of approximately 31,200 square meters. We have got all the permits needed and are now in the process of construction. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on March 25, 2078, but we own all the residential units constructed thereon until such units are sold. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

We began our clubhouse construction in April 2007. The new building has four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. The construction cost of clubhouse was allocated in account of construction in progress. As of December 31, 2008, the balance of construction in progress was $2,152, 604(including capitalized interest of $28, 226).

Item 3.   Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "DHUA.OB" since December 14, 2007.  Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for our shares.

Holders

As of December 31, 2008, there were 111 holders of record for our common shares. We have only one class of stock outstanding. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc in January 2, 2008. The fair value of this share paid for services is $0.05.

Stock Options, Warrants and Convertible Securities

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

Rule 144 Shares

As of December 31, 2008, there were 25,015,000 shares of common stock issued and outstanding, of which 17,452,000 are “restricted securities”, as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

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

On January 30, 2005, Norton entered into a share exchange agreement, by which Norton acquired all of the capital shares of Bauer Invest Inc. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., an operating company organized in China ("Beijing Dahua Real Estate"). As a result of this transaction, Bauer became our wholly owned subsidiary. This transaction was accounted for as a recapitalization, rather than a business combination. Under accounting principles generally accepted in the United States of America, after completion of this transaction, we filed prior historical financial information of Bauer and its subsidiaries, on a stand-alone basis, for two years prior to the acquisition. Our continuing operations reflect the consolidated operations of Dahua and its subsidiaries.

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2008, out of 75 luxury residential units, 62 units have been sold, 12 units were reserved with clients' deposits, and one unit was available for sale.

On May 21, 2008 we established Zhuolu Dahua Real Estate Development Ltd which was wholly-owned by Beijing Dahua Real Estate Development Ltd. and engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase of the project which known as Xuanyuan Lakefront will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. We have got all the permits needed and are now in the process of construction. The company wants to create a demonstration base of ecological buildings circumjacent to Beijing.

We are also applying for the permits of the Second Phase of Dahua Garden. In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development right of this land.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was substantially completed in December 2005. As of December 31, 2008, we have sold 62 units out of 75 units.  We recognized sales revenues of $1,268,627 and $16,411,672 from the sale of our housing units, for the years ended December 31, 2008 and 2007, respectively.

Cost of Good Sold

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the years ended December 31, 2008 and 2007, our cost of good sold was $1,020,978 and $12,530,740 respectively. We made a provision of $75, 472 for houses which will be sold below cost. As of December 31, 2008, we didn’t recognize the sales revenues of such houses, because they didn’t meet the requirement of revenue recognition. However, the sales prices of such houses were predetermined. Since the cost per square meter increased in 2008, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

Operating Expenses

For the year ended December 31, 2008, our operating expenses decreased by $1,707,077, or 70.3%, to $719,992 from $2,427,069 in the prior year, mainly due to the decrease of the advertising expense, which decreased $451,858 or 86.4%. The payroll expense also decreased $396,276, or 81.4%. Other general and administrative expenses decreased $889,287, or 66.8%.

Net Income

For the year ended December 31, 2008, we had net loss of $247,371 or $(0.01) per share, as compared with net income of $763,882, or $0.03 per share, for the year of 2007.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2008, our customer deposit balance was $5,436,356.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2008, the short-term loans due to related parties had balance of $1,037,522, including accrued interest of $190,087.

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

As of December 31, 2008, we had cash and cash equivalent balance of $176,935. For the year ended December 31, 2008, our operating activities used $1,168,074 of net cash, largely due to increase in inventories of $794,854 and increase of prepaid taxes of $458,253. For the year ended December 31, 2008, the investing activities used $1,156,213 of net cash, mainly due to increase in construction in progress of $1,287,974. For the same period, the financing activities provided $507,676 of net cash, which was due to net proceeds from loans payable to related parties.

As of December 31, 2005, our First Phase of Dahua Garden was completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase.

We are also now in the process of construction of the project in Zhuolu through our subsidiary Zhuolu Dahua Real Estate Development Ltd. The first phase of Xuanyuan Lakefront will consist of 246 luxury residential units. It is estimated that approximately $17.5 million is needed to complete the Second Phase.

In addition to customer deposits, and short-term loans (line of credit) from Dahua Group, the proceeds generated from sale of the First Phase of Dahua Garden will also be used to finance projects development. There are no material commitments for capital expenditures.

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

Off-balance sheet arrangements

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2008, the balance of this separate account was $731,238. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. Please see Note 6 and Note 7 of Notes to the Financial Statements for details.

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

Inventory Valuation and Related Prepaid Construction Costs

The inventories are valued at cost based on the level of completion using the weighted-average method. The company made a provision of $75, 472 for houses which will be sold below cost, which is included in cost of goods sold. As of December 31, 2008, the company didn’t recognize the sales revenue of such houses, because they didn’t meet the requirement of revenue recognition. However the sales prices of such houses were predetermined. Since the cost per square meter increased in 2008, it is estimated that the revenues will be lower than the costs when the revenues are recognized.  Prepaid construction costs consist of payment to our subcontractors before they provide us services. Prepaid construction costs were converted into inventory when the subcontractors finished their work.

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

If the recoverable amount of an asset (or cash-generating units) is estimated to be less than its carrying amount, the carrying amount of the asset (cash- generating unit) is reduced to its recoverable amount. An impairment loss is recognized as an expense immediately.

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

Risks Related to Our Business

WE LACK AN OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR FUTURE SUCCESS OR FAILURE CAN BE MADE.

We were incorporated in March 2002 as a blank check company for the purpose of seeking to complete a merger or business acquisition. We conducted virtually no business until January 30, 2005, when we acquired Bauer Invest Ltd. Bauer is a holding company, which conducts its business through its 80% owned subsidiary Beijing Dahua Real Estate Development, Ltd., a private company operating in the People's Republic of China (“Beijing Dahua Real Estate”). Dahua Real Estate was incorporated on September 24, 2001, to engage in the development and sale of luxury single-family houses in Beijing, China. The acquisition of Bauer was accounted for as a recapitalization, rather than a business combination. Accordingly, the historical operations of Bauer and its subsidiaries were represented as our historical operations. Our limited operating history makes it difficult for you to evaluate our business and future prospects.

WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT OUR SECOND PHASE PROJECT AND THE PROJECT IN ZHUOLU. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR PROJECTS, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 62 houses were sold, 12 houses were reserved with clients’ deposits and one was available for sale at December 31,2008. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

WE NEED PERMITS, LICENSES OR APPROVALS FROM GOVERNMENT AUTHORITIES TO BEGIN OUR CONSTRUCTION OF THE SECOND PHASE PROJECT. IF WE FAIL TO OBTAIN ALL REQUIRED LICENSES, PERMITS, OR APPROVALS, OUR OPERATION WILL BE MATERIALLY IMPAIRED

Before we can develop a property, we must obtain a variety of approvals from local and municipal governments with respect to such matters as zoning, density, subdivision, traffic considerations, site planning and environmental issues. Although there are currently no unfavorable rulings that would have a significant adverse effect on the development of our proposed Second Phase of Dahua Garden, there is no assurance that we will be able to obtain all required licenses, permits, or approvals from government authorities. If we fail to obtain all required licenses, permits, or approvals, our operation will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and December 31, 2008. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Dahua, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

Child, Van Wagoner & Bradshaw, PLLC
A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Dahua, Inc.
Beijing, Peoples Republic of China

We have audited the accompanying consolidated balance sheets of Dahua, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dahua, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
March 16, 2009
Salt Lake City, Utah

DAHUA, INC.
CONSOLIDATED BALANCE SHEET
	December 31	December 31
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$176,935	$1,893,626
Inventory (note 4)	7,756,324	6,501,143
Prepaid expenses	10,061	148,171
Deferred taxes-current (note 9)	104,473	-
Total current assets	8,047,793	8,542,940
Property, plant & equipment
Computer equipment	56,448	52,186
Office equipment	102,348	93,983
Telephones	3,278	3,067
Vehicles	559,096	508,748
Total property, plant & equipment	721,170	658,614
Accumulated depreciation	(255,950)	(135,119)
Net property, plant and equipment	465,220	523,495
Construction in progress (note 5)	2,152,604	788.896
Net other receivables (note 12)	161,489	300,054
Due from related parties (note 6)	658	-
Prepaid tax (note 9)	716,638	234,608
Restricted cash	731,238	679,872
Total assets	$12,275,640	$11,069,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$337,601	$236,360
Customer deposits (note 7)	5,436,356	4,994,842
Short-term loans-related parties (note 6)	847,435	309,975
Accrued interest-short-term loans, related parties (note 6)	190,087	151,446
Other accruals	222,368	179,470
Total current liabilities	7,033,847	5,872,093
Minority interest in subsidiary	981,800	972,996
Stockholders’ equity
Preferred stock: par value $.0001; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $.0001; 80,000,000 shares authorized; 25,015,000 and 25,000,000 issued and outstanding	2,502	2,500
Additional paid in capital	3,131,200	3,130,452
Retained earnings	341,513	588,884
Accumulated other comprehensive income	784,778	502,940
Total stockholders’ equity	4,259,993	4,224,776
Total liabilities and stockholders’ equity	$12,275,640	$11,069,865

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Year ended
	December 31,
	2008	2007

Revenues
Sales revenues	$1,268,627	$16,411,672
Cost of goods sold	1,020,978	12,530,740
Gross profit	247,649	3,880,932

Expenses
Advertising	70,950	522,808
Depreciation	109,710	86,562
Bad-debts	7,196	-
Payroll expense	90,392	486,668
Other general and administrative	441,744	1,331,031
Total expenses	719,992	2,427,069
Net income (loss) from operations	(472,343)	1,453,863
Other income (expense)
Interest expense	-	(49,197)
Other income	1,651	-
Interest income	58,907	20,488
Total other income (expense)	60,558	(134,659)
Net income (loss) before taxes and minority interest	(411,785)	1,425,154
Provision for income taxes	102,759	(470,301)
Net income (loss) before minority interest	(309,026)	954,853
Minority interest in subsidiary income (loss)	(61,655)	190,971
Net income (loss)	$(247,371)	$763,882
Foreign currency translation adjustment	281,838	308,591
Comprehensive income	$34,467	$1,072,473
Basic and diluted earnings per share	$(0.01)	$0.03
Weighted average common shares outstanding	25,014,959	25,000,000

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(247,371)	$763,882
Adjustments to reconcile net income to net cash provided by (used in)operations:
Depreciation	109,710	86,562
Minority interest	(61,655)	109,710
Stock issues for services	750	-
Provision for bad-debts	7,196	-
Loss on sale of property, plant & equipment	-	573
Changes in operating assets and liabilities:
Inventory	(794,854)	8,015,518
Prepaid tax	(458,253)	48,727
Deferred taxes-current	(102,759)	-
Accounts payable	83,593	(187,912)
Customer deposits	96,422	(5,028,114)
Accrued interest	27,763	(591,406)
Prepaid expenses	145,866	(142,277)
Restricted cash	(4,537)	(302,312)
Other accruals	30,055	79,010
Net cash provided by (used in) operations	(1,168,074)	2,933,222
Cash flows from investing activities:
Purchases of property, plant & equipment	(16,982)	(248,546)
Proceeds from sale of property, plant & equipment	-	4,338
Construction in progress	(1,287,974)	(757,516)
Other receivables	149,391	(288,119)
Due from related parties	(648)	-
Net cash used in investing activities	(1,156,213)	(1,289,843)
Cash flows from financing activities:
Payments on loans payable	-	(2,224,450)
Net proceeds from loans payable to related parties	507,676	-
Net cash used in (provided by) financing activities	507,676	(2,224,450)

Effect of rate changes on cash	99,920	135,862
Decrease in cash and cash equivalents	(1,716,691)	(445,209)
Cash and cash equivalents, beginning of period	1,893,626	2,338,835
Cash and cash equivalents, end of period	$176,935	$1,893,626
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$657,272
Income taxes paid in cash	$183,671	$590,449
Sales taxes paid in cash	$359,613	$815,825

See accompany notes to consolidated financial statements

DAHUA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common	Common	Paid in	Retained	Comprehensive	Total
	Shares	Stock	Capital	Deficit	Income	Equity

Balance January 1, 2007	25,000,000	$2,500	$3,130,452	$(174,998)	$194, 349	$3,152,303

Foreign currency translation	-	-	-	-	308,591	308,591

Net income	-	-	-	763,882	-	763,882

Balance December 31, 2007	25,000,000	$2,500	$3,130,452	$588,884	$502,940	$4,224,776

Foreign currency translation	-	-	-	-	281,838	281,838

Net income	-	-	-	(247,371)	-	(247,371)

Common stock	2	-	-	-	2

Additional paid in capital	-	-	748	-	-	748

Balance December 31, 2008	25,015,000	$2,502	$3,131,200	$341,513	$784,778	$4,259,993

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

Bauer Invest Inc. was incorporated on December 10, 2003, under the laws of the Territory of the British Virgin Islands (“BVI”). Bauer has had no operations other than the acquisition of 80% of Beijing Dahua Real Estate Development, Ltd. (“Beijing Dahua”) on May 25, 2004. The Subsidiary is a corporation established on September 24, 2001 in the People’s Republic of China (“PRC”). The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of Bauer are substantially the same as the pre- acquisition owners and control persons of the subsidiary.

Zhuolu Dahua Real Estate Development, Ltd. (“Zhuolu Dahua”) was established on May 21, 2008 in the People’s Republic of China (“PRC”). It is the wholly-owned subsidiary of Beijing Dahua Real Estate Development, Ltd.

These financial statements are essentially those of Beijing Dahua and Zhuolu Dahua with a recapitalization to show the effects due to the reverse mergers. The consolidated entity is hereafter referred to as ‘the Company’.

The Company engages in the development of real estate and the sale of commodity housing.  The Company has completed the construction of the First Phase of Dahua Garden and all of the houses are sold or available for sale. The Company is now engaging in the development of real estate and the sale of commodity housing in Zhuolu county in Hebei province. The company has got all the permits needed and is now in the process of construction.

2.   Basis of Presentation

The consolidated financial statements include the accounts of Dahua, Inc., Bauer Invest, Inc., Beijing Dahua Real Estate Development Ltd and Zhuolu Dahua Real Estate Development Ltd. All inter-company accounts and transactions have been eliminated in consolidation. The Company records minority interest, which reflects the 20% portion of the earnings of Beijing Dahua Real Estate Development, Ltd. allocable to holders of the minority interest.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2008.

Inventories

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method. The company made a provision of $75, 472 for houses which will be sold below cost, which is included in cost of goods sold. As of December 31, 2008, the company didn’t recognize the sales revenue of such houses, because they didn’t meet the requirement of revenue recognition. However the sales prices of such houses were predetermined. Since the cost per square meter increased in 2008, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

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

Depreciation expense for the years ended December 31 2008 and 2007 was $109,710 and $86,562, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expense amounted to $70, 950 and $522,808 for the years ended December 31, 2008 and 2007, respectively.

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

	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$(247,371)	$763,882

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,014,959	25,000,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,014,959	25,000,000

EPS – Basic	$(0.01)	$0.03

EPS – Diluted	$(0.01)	$0.03

The Company had no potentially dilutive securities outstanding at December 31, 2008 and 2007.

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

4 .. Inventory

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs in Zhuolu Dahua. It also represents completed houses available for sale at December 31, 2008 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of December 31, 2008, 62 units were sold, 12 units were reserved with clients’ deposits, and one unit was available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of December 31, 2008, the balance of construction in progress was $2,152, 604(including capitalized interest of $28, 226).

6. Related Party Transactions

Short-term loans due to related parties had balances of $1, 037, 522 and $461,421 (including accrued interest) at December 31, 2008 and 2007 respectively.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $190, 087 and $151,446 for the years ended December 31, 2008 and 2007 respectively. Of the interest amounts, which were accrued for the year ended December 31, 2008, $28, 226 was capitalized as construction in progress.

Due from related parties has a balance of $658 at December 31, 2008.  It represents the money that Dahua Guohong Technology Training Center whose president was also Mr. Du Yong-lin borrowed from the company to buy a computer. This money was paid back in January, 2009.

7 . Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits was $5, 436, 356 and $4,994,842 at December 31, 2008 and 2007 respectively. Of the 12 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $1,002,253. Accordingly, the bank has liens against these 3 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At December 31, 2008 and 2007, the balance of this separate account was $731,238 and $679,872 respectively. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

The Company made a provision for sales tax, which totaled $75,725 and $107,524 respectively for the year ended December 31, 2008 and 2007. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of goods sold.

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2008	2007
Current:
Foreign	$-	$470,301
	-	470,301
Deferred:
Foreign	(102,759)
	(102,759)	-
Income tax expense (benefit)	$(102,759)	$470,301

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:

	Year Ended December 31,
	2008	2007
Tax at statutory rate	$(102,759)	$470,301
Non-deductible expenses	-	-
	$(102,759)	$470,301

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of December 31, 2008 are as follows:

	2008	2007
Deferred tax assets - Tax NOL	$104,473	$-
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$104,473	$-

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.  These temporary differences related primarily to bad debt provisions and losses on the sale of property.

The company has a net operating loss caryforward of approximately $411,785 expiring in 2028.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $104,473.

The Company paid sales tax and income tax in cash, which totaled $359,613 and $183,671 respectively for the year ended December 31, 2008. The company paid sales tax and income tax in cash, which totaled $815,825 and $590,449 respectively, for the year ended December 31, 2007.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc on January 2, 2008. The fair value of this share paid for services is $0.05.  As of December 30, 2008, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of December 31, 2008, the balance of others receivable (including accrued interest) was $161, 489.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of 7,196 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

The Company leased in 1997 a pond and filled it and leveled up for land exploitation from an outside party for approximately $ 32,500 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments The Company leased a warehouse in 2006 from an outside party for approximately $65,000 per year which will end in 2008. In the year ended December 31, 2008 the Company paid approximately $79,938 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

 Year ending December 31,

2009	$32,500
2010	$32,500
2011	$32,500
2012	$32,500
Thereafter	$1,137,500
$1,267,500

14.  Recent Accounting Pronouncements

On May 23, 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement.

On May 09, 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The company is currently assessing the impact of the statements.

On March 19, 2008—The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

FASB Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The company is currently assessing the impact of the statements.

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

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and disagreements with accountants on accounting and financial disclosure.

Item 8A (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Management of the Company, including its principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2008, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective, based on those criteria.

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

The name, address, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Du Yonglin	67	President, Chief Executive Officer and Director
Wang Wulong	69	Director
Meng Hua	33	Chief Financial Officer
Zeng Qinna	31	Corporate Secretary

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

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2008, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

Item 10.  Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Yonglin Du	2008	29,262	-	-	-	-	-	-	29,262
CEO and President	2007	27,380	-	-	-	-	-	-	27,380

Hua Meng	2008	8,779	-	-	-	-	-	-	8,779
CFO	2007	8,214	-	-	-	-	-	-	8,214

   (i)  The annual salaries paid Mr. Du were 200,000 yuan, or approximately $29,262, and Ms. Meng 60,000 yuan, or approximately $8,779, respectively.

At the end of the last completed fiscal year, there were no “most highly compensated executive officers” as that term is defined in Item 402(m) (2) of Regulation S-K, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(m)(5) of Regulation S-K, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2009, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class
Common Stock	Yonglin Du	1,900,000 shares	7.60%
	19th Floor, Building C,
	Tianchuangshiyuan,
	Huizhongbeili,
	Beijing, China, 100012

Security Ownership of Management

The following table sets forth certain information, as of March 28, 2009, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner(1)	Beneficial Owner	Percent of Class
Common Stock	Yonglin Du(2)	1,900,000 shares	7.60%
19th Floor, Building C,
Tianchuangshiyuan,
Huizhongbeili,
Beijing, China, 100012

Common Stock	Qinna Zeng (3)	72,500 shares	*(4)
#1712, Courtyard 5,
Beiyuan Road, Chaoyang District,
Beijing

Common Stock	Hua Meng (5)	15,000 shares	*
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

Changes in Control

There are no arrangements that the management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 12   Certain Relationships and Related Transactions

(a) Transactions with Related Persons

None.

(b) Parents

None.

(c)Promoters and Control Persons

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

Related Party Loans

Set forth below is a chart of all related party loans (lines of credit) extended to us as of December 31, 2008:

Party	Current Loan Balance	Date
Dahua Project Management Group	$583,743	October 2001
Donghui Du	7,266	December 2001
Dahua Farming	254,024	October 2001
Total	$845,033

All the related parties set forth above are parties in which Mr. Yonglin Du, our president and CEO, holds an executive position. Donghui Du is Mr. Yongling Du’s son.

We entered a written loan agreement with Dahua Project Management Group. Please see Exhibit 10. 6.  All other loans or lines of credit are extended based on verbal agreements. All the loans so borrowed are unsecured. The money we borrow from them bear’s interest at an annual rate of 6%, then prevailing market rate, repayable within 30 days upon demand by lender.

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

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

21	Subsidiaries of the Registrant (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

31.1	Section 302 Certification by CEO.

31.2	Section 302 Certification by CFO.

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO.

Item 14   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee category	2008	2007
Audit fees	$42,000	$42,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$42,000	$42,000

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2008, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2008 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAHUA, INC.

Date: March 23, 2009

By:	/s/
Yonglin Du, President and
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	March 23, 2009
Yonglin Du, President, Chief Executive Officer	Date
and Director
(Principal Executive Officer)

/s/	March 23, 2009
Hua Meng, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/	March 23, 2009
Wulong Wang, Director	Date