Form 10-Q
period 2009-03-31
DAHUA INC
filed 2009-05-15
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number:	000-49852

DAHUA INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3616479
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of May 14, 2009

DAHUA INC.

Table of Contents

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets
	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$755,646	$176,935
Inventory	7,777,214	7,756,324
Prepaid expenses	10,059	10,061
Deferred taxes - current	138,352	104,473
Total Current Assets	8,681,271	8,047,793

Property, plant and equipment, net of accumulated depreciation	437,472	465,220

Construction in progress	2,247,845	2,152,604
Net other receivables	46,292	161,489
Due from related parties	-	658
Prepaid tax	716,629	716,638
Restricted cash	731,099	731,238
Total Assets	$12,860,608	$12,275,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328,236	$337,601
Customer deposits	5,452,877	5,436,356
Short-term loans - related parties	1,571,825	847,435
Accrued interest - short-term loans, related parties	198,806	190,087
Other accruals	169,764	222,368
Total Current Liabilities	7,721,508	7,033,847

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings	260,154	341,513
Accumulated other comprehensive income	833,570	784,778
Total Dahua Inc. stockholders' equity	4,227,426	4,259,993

Noncontrolling interest	911,674	981,800
Total Equity	5,139,100	5,241,793
Total Liabilities and Equity	$12,860,608	$12,275,640

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Sales revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Expenses:
Depreciation	27,660	26,214
Payroll expense	12,259	16,455
Other general and administrative	96,978	50,638

Total expenses	136,897	93,307
Income (loss) from operations	(136,897)	(93,307)

Other income (expense)
Interest income	1,298	33,868
Total other income (expense)	1,298	33,868

Income before income taxes	(135,599)	(59,439)

Income tax expense (benefit)	(33,900)	-

Net income (loss)	(101,699)	(59,439)
Less: Net income (loss) attributable to the noncontrolling interest	(20,340)	(11,888)
Net income (loss) attributable to Dahua Inc.	$(81,359)	$(47,551)

Earnings per share - basic and diluted:
Net income attributable to Dahua Inc. common stockholders	$(0.00)	$(0.00)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,000,000

Dahua Inc. Comprehensive Income
Net income (loss)	$(101,699)	$(59,439)

Other comprehensive income, net of tax
Foreign currency translation adjustment	48,792	210,263
Comprehensive income	$(52,907)	$150,824

Comprehensive income attributable to the noncontrolling interest	10,581	(30,165)
Comprehensive income attributable to Dahua Inc.	$(42,326)	$120,659

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) attributable to Dahua Inc.	$(81,359)	$(47,551)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	27,660	26,214
Noncontrolling interest	(20,340)	(11,888)
Changes in operating assets and liabilities:
Inventory	(22,365)	(136,681)
Prepaid construction in progress	-	(53,471)
Deferred taxes - current	(33,900)	-
Prepaid tax	(128)	(31,413)
Accounts payable	(9,301)	-
Customer deposits	17,555	30,707
Accrued interest	8,756	1,854
Other accruals	(52,563)	(52,221)

Net cash provided by operating activities:	(165,985)	(274,450)

Cash Flows from Investing Activities:
Construction in progress	(95,654)	(154,243)
Other receivables receipts	115,170	-
Other receivables advance	-	(1,779,953)
Due from related parties	658	-

Net cash used in investing activities:	20,174	(1,934,196)

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	724,572	303,018

Net cash provided (used in) financing activities:	724,572	303,018

Effect of rate changes on cash	(50)	37,522

Increase (decrease) in cash and cash equivalents	578,711	(1,868,106)

Cash and cash equivalents, beginning of period	176,935	1,893,626

Cash and cash equivalents, end of period	$755,646	$25,520

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

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

2.   Basis of Presentation

The consolidated financial statements include the accounts of Dahua, Inc., Bauer Invest, Inc., Beijing Dahua Real Estate Development Ltd and Zhuolu Dahua Real Estate Development Ltd. All inter-company accounts and transactions have been eliminated in consolidation. The Company records noncontrolling interest, which reflects the 20% portion of the earnings of Beijing Dahua Real Estate Development, Ltd. allocable to holders of the noncontrolling interest.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at March 31, 2009.

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

Depreciation expense for the three months periods ended March 31, 2009 and 2008 was $27,660 and $26,214, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the three months periods ended March 31, 2009 and 2008.

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

	For the three months ended

	March 31, 2009	March 31, 2008

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc.
common stockholders	$(81,359)	$(47,551)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,000,000

Add: dilutive equity securities outstanding	-	-

Denominator for diluted EPS	25,015,000	25,000,000

EPS-Basic	$(0.00)	$(0.00)

EPS-Diluted	$(0.00)	$(0.00)

The Company had no potentially dilutive securities outstanding at March 31, 2009.

4．Inventory

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs in Zhuolu Dahua. It also represents completed houses available for sale at March 31, 2009 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of December 31, 2008, 62 units were sold, 12 units were reserved with clients’ deposits, and one unit was available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of March 31, 2009, the balance of construction in progress was $2,247,845(including capitalized interest of $8,755).

6. Related Party Transactions

Short-term loans due to related parties had balances of $1,770,631 (including accrued interest) at March 31, 2009.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $198,806 for the three months periods ended March 31, 2009. The interest amounts, which were accrued for the three months periods ended March 31, 2009, were capitalized as construction in progress.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at March 31, 2009 was $5,452,877. Of the 13 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $1,002,062. Accordingly, the bank has liens against these 3 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At March 31, 2009, the balance of this separate account was $731,099. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:
	Three months ended March31,
Current:	2009	2008
Foreign	$-	$-
	-	-
Deferred:
Foreign	(33,900)	-
	(33,900)	-
Income tax expense (benefit)	$(33,900)	$-

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:
	Three months ended March31,
	2009	2008
Tax at statutory rate	$(33,900)	$-
Non-deductible expenses	-	-
	$(33,900)	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of December 31, 2008 are as follows:
	2009	2008
Deferred tax assets - Tax NOL	$138,352	$-
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$138,352	$-

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.  These temporary differences related primarily to bad debt provisions and losses on the sale of property
.
The company has a net operating loss carryforward of approximately $172,252 expiring in 2028.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $33,900.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.
The Company has no tax positions for the three months ended March 31, 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  For the three months ended March 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009.
.
10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc on January 2, 2008. The fair value of this share paid for services is $0.05.  As of March 31, 2009, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of March 31, 2009, the balance of others receivable (including accrued interest) was $46, 292.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of 7,314 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

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
$1,267,500

14.  Recent Accounting Pronouncements

No new pronouncements applicable to the Company.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2009, out of 75 luxury residential units, 62 units have been sold, 12 units were reserved with clients' deposits, and one unit was available for sale.

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

Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended March 31, 2009, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	March 31, 2009	March 31, 2008

Units sold	62	60
Units reserved with deposits	12	13
Units available for sale	1	2

Total	75	75

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Houses sold	-	-
Houses reserved	-	-

For the three months ended March 31, 2008 and 2007, we didn’t recognized sales revenues respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2009 and 2008, we didn’t recognize cost of goods sold respectively.

Operating Expenses

For the three months ended March 31, 2009, our operating expenses were $136,897, an increase of $43,590, or 46.7%, as compared to $93,307 for the same period of the prior year.

Net Income

For the three months ended March 31, 2009, we had a net loss of $81,359, or $0.00 per share, as compared with a net loss of $47,551, or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of March 31, 2009, our customer deposit balance was $5,452,877.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of March 31, 2009, the short-term loans due to related parties had a balance of $1,571,825, and accrued interest of $198,806.

As of March 31, 2009, we had cash and cash equivalents balance of $755,668. For the three months ended March 31, 2009, our operating activities used $165,985 of net cash. During the three months ended March 31, 2009, our investing activities provided $20,174 of net cash, mainly from the increase in other receivables. For the same period, the financing activities provided net cash of $724,572 as a result of proceeds from related party loans.

As of December 31, 2005, our First Phase of Dahua Garden was completed. We are currently applying with Beijing municipal and Changping district governmental agencies for all the requisite licenses, permits, and approvals to start our Second Phase of Dahua Garden. It is estimated that approximately $60.5 million is needed to complete the Second Phase.

We are also now in the process of construction of the project in Zhuolu through our subsidiary Zhuolu Dahua Real Estate Development Ltd. The first phase of Xuanyuan Lakefront will consist of 246 luxury residential units. It is estimated that approximately $17.5 million is needed to complete the First Phase.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2009, the balance of this separate account was $731,099. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

(ii)We need permits, licenses or approvals from government authorities to begin our construction of the second phase project. If we fail to obtain all required licenses, permits, or approvals, our operations will be materially impaired.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 62 houses were sold, 12 houses were reserved with clients’ deposits and one was available for sale at March 31, 2009. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and March 31, 2009. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

The shares in the Form 10Q constitute penny stock under the Securities Exchange Act of 1934 (the “Exchange Act”). The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

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

DAHUA, INC.

By: /s/	By: /s/
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

May 14, 2009	May 14, 2009