Form 10-Q
period 2009-06-30
DAHUA INC
filed 2009-08-19
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☐     Non-accelerated Filer ☐   Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of August 18, 2009

DAHUA INC.

Table of Contents

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710,574	$176,935
Inventory	7,903,858	7,756,324
Prepaid expenses	10,065	10,061
Deferred taxes - current	174,097	104,473
Total Current Assets	8,798,594	8,047,793

Property, plant and equipment, net of accumulated depreciation	412,474	465,220

Construction in progress	2,286,792	2,152,604
Net other receivables	3,984	161,489
Due from related parties	-	658
Prepaid tax	719,985	716,638
Restricted cash	731,596	731,238
Total Assets	$12,953,425	$12,275,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328,428	$337,601
Customer deposits	5,530,602	5,436,356
Short-term loans - related parties	1,680,888	847,435
Accrued interest - short-term loans, related parties	208,526	190,087
Other accruals	169,864	222,368
Total Current Liabilities	7,918,308	7,033,847

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings	174,535	341,513
Accumulated other comprehensive income	786,409	784,778
Total Dahua Inc. stockholders' equity	4,094,646	4,259,993

Noncontrolling interest	940,471	981,800
Total Equity	5,035,117	5,241,793
Total Liabilities and Equity	$12,953,425	$12,275,640

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Sales revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Expenses:
Depreciation	27,300	27,494	54,960	53,708
Payroll expense	32,818	13,724	45,077	30,179
Other general and administrative	83,630	95,983	180,608	146,621

Total expenses	143,748	137,201	280,645	230,508
Income (loss) from operations	(143,748)	(137,201)	(280,645)	(230,508)

Other income (expense)
Interest income	1,051	15,646	2,349	49,514
Total other income (expense)	1,051	15,646	2,349	49,514

Income before income taxes	(142,697)	(121,555)	(278,296)	(180,994)

Income tax expense (benefit)	(35,674)	-	(69,574)	-

Net income (loss)	(107,023)	(121,555)	(208,722)	(180,994)
Less: Net income (loss) attributable to the noncontrolling interest	(21,405)	(24,161)	(41,744)	(36,049)
Net income (loss) attributable to Dahua Inc.	$(85,618)	$(97,394)	$(166,978)	$(144,945)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,000,000	25,015,000	25,000,000

Dahua Inc. Comprehensive Income (Loss)
Net income (loss)	$(107,023)	$(121,555)	$(208,722)	$(180,994)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(47,162)	122,006	1,631	332,269
Comprehensive income (loss)	$(154,185)	$451	$(207,091)	$151,275

Comprehensive income (loss) attributable to the noncontrolling interest	28,797	(90)	41,329	(30,255)
Comprehensive income (loss) attributable to Dahua Inc.	$(125,388)	$361	$(165,762)	$121,020

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) attributable to Dahua Inc.	$(166,978)	$(144,945)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	54,960	53,708
Noncontrolling interest	(41,744)	(36,049)
Stock issued for services	-	750
Changes in operating assets and liabilities:
Inventory	(144,449)	(139,107)
Deferred taxes - current	(69,574)	-
Prepaid tax	(3,063)	(178,295)
Accounts payable	(9,305)	-
Customer deposits	92,016	208,159
Accrued interest	18,361	10,528
Other accruals	(52,585)	(50,356)

Net cash used in operating activities:	(322,361)	(275,607)

Cash Flows from Investing Activities:
Property, plant & equipment	(2,037)	(16,709)
Construction in progress	(133,320)	(699,055)
Other receivables receipts	157,548	3,356
Due from related parties	659	-

Net cash used in investing activities:	22,850	(712,408)

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	833,009	500,356

Net cash provided by financing activities:	833,009	500,356

Effect of rate changes on cash	141	108,573

Increase (decrease) in cash and cash equivalents	533,639	(379,086)

Cash and cash equivalents, beginning of period	176,935	1,893,626

Cash and cash equivalents, end of period	$710,574	$1,514,540

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$2,964	$-

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at June 30, 2009.

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

Depreciation expense for the six months periods ended June 30, 2009 and 2008 was $54,960 and $53,708, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the six months periods ended June 30, 2009 and 2008.

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

	For the six months ended
	June 30, 2009	June 30, 2008

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc. common stockholders	$(166,978)	$(144,945)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,000,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,000,000

EPS-Basic	$(0.01)	$(0.01)
EPS-Diluted	$(0.01)	$(0.01)

The Company had no potentially dilutive securities outstanding at June 30, 2009.

4．Inventory

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs in Zhuolu Dahua. It also represents completed houses available for sale at June 30, 2009 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of June 30, 2009, 62 units were sold, 12 units were reserved with clients’ deposits, and one unit was available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of June 30, 2009, the balance of construction in progress was $2,286,792(including capitalized interest of $18,365).

6. Related Party Transactions

Short-term loans due to related parties had balances of $1,889,414 (including accrued interest) at June 30, 2009.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $208,526 for the six months periods ended June 30, 2009. The interest amounts, which were accrued for the six months periods ended June 30, 2009, were capitalized as construction in progress.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at June 30, 2009 was $5,530,602. Of the 12 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $1,002,649. Accordingly, the bank has liens against these 3 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At June 30, 2009, the balance of this separate account was $731,596. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:
	Six months ended June 30,
	2009	2008
Current:
Foreign	$-	$-
	-	-
Deferred:
Foreign	(69,574)	-
	(69,574)	-
Income tax expense (benefit)	$(69,574)	$-

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:
	Six months ended June 30,
	2009	2008

Tax at statutory rate	$(69,574)	$-
Non-deductible expenses	-	-
	$(69,574)	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of June 30, 2009, are as follows:
	2009	2008
Deferred tax assets - Tax NOL	$174,097	$-
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$174,097	$-

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
The company has a net operating loss carryforward of approximately $278,295 expiring in 2028.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $69,574.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions for the six months ended June 30, 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  For the six months ended June 30, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2009.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc on January 2, 2008. The fair value of this share paid for services is $0.05.  As of June 30, 2009, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of June 30, 2009, the balance of others receivable (including accrued interest) was $11,303.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of $7,319 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable.

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
$1,267,500

14.  Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities. The Codification will include only two levels of GAAP, authoritative and non-authoritative. Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants. All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168. The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts. Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166. Statement No. 167 requires entities to perform an analysis to determine whether the enterprise variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise involvement with a variable interest entity. Statement No. 167 is effective for each entity first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. This statement will have no impact on the Company financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events. This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of June 30, 2009, out of 75 luxury residential units, 62 units have been sold, 12 units were reserved with clients' deposits, and one unit was available for sale.

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

Results of Operations

For the Three Months Ended June 30, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2009, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	June 30, 2009	March 31, 2009	December 31, 2008
Units sold	62	62	62
Units reserved with deposits	12	12	12
Units available for sales	1	1	1

Total	75	75	75

	Six months	Three months	Three months
	ended	ended	ended
	June 30, 2009	June 30, 2009	June 30, 2008
Houses sold	-	-	-
Houses reserved	-	-	-

For the three months ended June 30, 2009 and 2008, we didn’t recognized sales revenues from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended June 30, 2009 and 2008, we didn’t recognize cost of goods sold respectively.

Operating Expenses

For the three months ended June 30, 2009, our operating expenses were $143,748, an increase of $6,547, or 4.8%, as compared to $137,201 for the same period of the prior year.

Net Income

For the three months ended June 30, 2009, we had a net loss of $85,618, or $0.00 per share, as compared with a net loss of $97,394, or $0.00 per share, for the same period of the prior year.

For the Six Months Ended June 30, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2009 and 2008, no sales revenue was recognized by the company.
Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2009 and 2008, we didn’t recognize cost of goods sold respectively.

Operating Expenses

During the six months ended June 30, 2009, our operating expenses were $280,645 as compared to $230,508 during the six-month period in 2008, an increase of $50,137 or 21.8%, mainly due to the increase of other general and administrative expenses.

Net Income

For the six months ended June 30, 2009, we had a net loss of $166,978, or $0.01 per share, as compared with a net loss of $144,945 or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2009, our customer deposit balance was $5,530,602.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of June 30, 2009, the short-term loans due to related parties had a balance of $1,680,888, and accrued interest of $208,526.

As of June 30, 2009, we had cash and cash equivalents balance of $710,574. For the six months ended June 30, 2009, our operating activities used $322,361 of net cash. During the six months ended June 30, 2009, our investing activities provided $22,850 of net cash, mainly from the increase in other receivables. For the same period, the financing activities provided net cash of $833,009 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2009, the balance of this separate account was $731,596. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

(iii)Recent PRC regulations relating to reducing luxury single family house constructions may limit our ability to implement our business plan. If no consents and approvals are obtained, we may have to cease our second phase of single luxury family house operations, and change our business plan to build apartment buildings.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 62 houses were sold, 12 houses were reserved with clients’ deposits and one was available for sale at June 30, 2009. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

RECENT PRC REGULATIONS RELATING TO REDUCING LUXURY SINGLE FAMILY HOUSE CONSTRUCTIONS MAY LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN. IF NO CONSENTS AND APPROVALS ARE OBTAINED, WE MAY HAVE TO CEASE OUR SECOND PHASE OF SINGLE LUXURY FAMILY HOUSE OPERATIONS, AND CHANGE OUR BUSINESS PLAN TO BUILD APARTMENT BUILDINGS.

In August 2006, the Chinese government issued a series of rules and regulations in an attempt to push down rising house prices in China by reducing luxury single family house constructions and supporting construction of apartment buildings. Under the government’s new policy, (i) no single family houses can be built, if the construction has not started, without special construction permits. All permits issued previously have to be re-reviewed and re-approved; and (2) the land previously acquired for luxury housing construction have to be revalued and sold to the people who offer the most money for the land. Because of those new government policies, we have incurred a long delay for obtaining the consents and approvals to commerce our construction for the second phase of Dahua Garden. As of the date of this report, we don’t have any current plan or arrangements for development of apartment buildings.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and June 30, 2009. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

THERE HAS BEEN LOW VOLUME AND THEREFORE INACTIVE MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR STOCK PURCHASE PRICE.

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

DAHUA, INC.

By: /s/	By: /s/
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

August 18, 2009	August 18, 2009