Form 10-K/A
period 2008-12-31
DAHUA INC
filed 2009-09-03
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(Check One):  Large accelerated filer☐, Accelerated filer☐, Non-accelerated filer☐, (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of March 16, 2009 was 25,015,000.

DAHUA INC.

FORM 10-K/A
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

Zhuolu county, located 2 hours north of Beijing is said to be the birthplace of the Chinese nation. Historical records and explorations indicate that it is an ancient battlefield where three Emperors - Huang, Yan and Chiyou held a fight. Emperor Huang allied Yan, and defeated Chiyou. The winners merged their languages, customs, and living habits, to form the Huaxia people, predecessor of the Han people, the principal part of the Chinese nation. Today, most of Chinese people still call themselves "descendants of Emperor Huang and Yan ", and Zhuolu is the place where all these stories began. Therefore, every year it attracts numerous visitors from all over China, even the world, to come here for a "root-searching journey".

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 62 houses were sold, 12 houses were reserved with clients’ deposits and one was available for sale at December 31, 2008. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

Dahua, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D   Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dahua, Inc.
Beijing, Peoples Republic of China

We have audited the accompanying consolidated balance sheets of Dahua, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Item 9A (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

  (b) Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission.  Our management has concluded that our internal control over financial reporting is effective based on these criteria.

 (c) Changes in internal controls over financial reporting.

During the fourth quarter ended on December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report..

Item 9B.  Other Information

There were no events requiring disclosure that had not been made under Form 8K in the fourth quarter of our fiscal year.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Item 11.  Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Yonglin Du	2008	29,262	-	-	-	-	-	-	29,262
CEO and	2007	27,380	-	-	-	-	-	-	27,380
President

Hua Meng	2008	8,779	-	-	-	-	-	-	8,779
CFO	2007	8,214	-	-	-	-	-	-	8,214

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13   Certain Relationships and Related Transactions

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

Item 14.  Exhibits

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

Item 15   Principal Accountant Fees and Services

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

DAHUA, INC.

Date: March 23, 2009

By:	/s/ Yonglin Du
Yonglin Du, President and
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Yonglin Du	March 23, 2009
Yonglin Du, President, Chief Executive Officer	Date
and Director
(Principal Executive Officer)

/s/ Hua Meng,	March 23, 2009
Hua Meng, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/ Wulong Wang	March 23, 2009
Wulong Wang, Director	Date