Form 10-K/A
period 2008-12-31
DAHUA INC
filed 2009-09-16
CIK 1169354

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

Besides its historical significance, summer in Zhuolu is delightfully cool due to its geological conditions, with temperatures ranging from 20° to 30°. Each summer, many people from Beijing or nearby cities come here for recreation to escape from scorching heat and polluted air. A huge variety vegetable grows here, including tomatoes, peas, potatoes, cucumbers, eggplants, etc. Urban people can taste the freshest vegetable they ever had, along with mineral spring water locals have drunk for generations.

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

Item 11.  Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Yonglin Du	2008	29,262	-	-	-	-	-	-	29,262
CEO and	2007	27,380	-	-	-	-	-	-	27,380
President

Hua Meng	2008	8,779	-	-	-	-	-	-	8,779
CFO	2007	8,214	-	-	-	-	-	-	8,214

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

(c) Promoters and Control Persons

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
Yonglin Du, President and
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	March 23, 2009
Yonglin Du, President, Chief Executive Officer and Director	Date
(Principal Executive Officer)

/s/	March 23, 2009
Hua Meng, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/	March 23, 2009
Wulong Wang, Director	Date