Form 10-Q
period 2009-09-30
DAHUA INC
filed 2009-11-24
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of November 15, 2009

DAHUA INC.

Table of Contents

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,527	$176,935
Inventory	8,656,667	7,756,324
Prepaid expenses	28,007	10,061
Deferred taxes - current	524,792	104,473
Total Current Assets	9,319,993	8,047,793

Property, plant and equipment, net of accumulated depreciation	386,954	465,220

Construction in progress	2,341,865	2,152,604
Net other receivables	34,438	161,489
Due from related parties	-	658
Prepaid tax	721,680	716,638
Restricted cash	731,907	731,238
Total Assets	$13,536,837	$12,275,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$328,568	$337,601
Customer deposits	5,533,106	5,436,356
Short-term loans - related parties	2,008,290	847,435
Accrued interest - short-term loans, related parties	224,170	190,087
Accrued obligation for free usage units	1,244,150	-
Other accruals	213,319	222,368
Total Current Liabilities	9,551,603	7,033,847

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized; 25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings	(666,577)	341,513
Accumulated other comprehensive income	787,739	784,778
Total Dahua Inc. stockholders' equity	3,254,864	4,259,993

Noncontrolling interest	730,370	981,800
Total Equity	3,985,234	5,241,793
Total Liabilities and Equity	$13,536,837	$12,275,640
See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Sales revenues	$-	$-	$-	$-
Cost of goods sold	1,243,567	-	1,243,567	-
Gross profit	(1,243,567)	-	(1,243,567)	-
Expenses:
Depreciation	26,483	28,270	81,443	81,978
Payroll expense	52,904	27,554	97,981	57,733
Other general and administrative	79,283	43,405	259,891	190,026

Total expenses	158,670	99,229	439,315	329,737
Income (loss) from operations	(1,402,237)	(99,229)	(1,682,882)	(329,737)

Other income (expense)
Interest income	384	5,311	2,733	54,825
Total other income (expense)	384	5,311	2,733	54,825

Income before income taxes	(1,401,853)	(93,918)	(1,680,149)	(274,912)

Income tax expense (benefit)	(350,463)	-	(420,037)	-

Net income (loss)	(1,051,390)	(93,918)	(1,260,112)	(274,912)
Less: Net income (loss) attributable to the noncontrolling interest	(210,278)	(18,783)	(252,022)	(54,832)
Net income (loss) attributable to Dahua Inc.	$(841,112)	$(75,135)	$(1,008,090)	$(220,080)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000	25,015,000	25,014,917

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(1,051,390)	$(93,918)	$(1,260,112)	$(274,912)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,330	31,654	2,961	363,923
Comprehensive income (loss)	$(1,050,060)	$(62,264)	$(1,257,151)	$89,011

Comprehensive income (loss) attributable to the noncontrolling interest	207,972	12,453	251,430	(17,802)
Comprehensive income (loss) attributable to Dahua Inc.	$(842,088)	$(49,811)	$(1,005,721)	$71,209

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss) attributable to Dahua Inc.	$(1,008,090)	$(220,080)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	81,443	81,978
Noncontrolling interest	(252,022)	(54,832)
Stock issued for services	-	750
Changes in operating assets and liabilities:
Inventory	(893,564)	(183,938)
Deferred taxes - current	(420,037)	-
Prepaid tax	(4,453)	(180,176)
Prepaid expenses	(17,930)	(12,881)
Accounts payable	(9,306)	-
Customer deposits	92,024	907,131
Accrued interest	33,911	17,171
Accrued obligation for free usage units	1,243,567	-
Other accruals	(9,227)	(51,744)

Net cash provided by (used in) operating activities:	(1,163,684)	303,379

Cash Flows from Investing Activities:
Property, plant & equipment	(2,832)	(16,888)
Construction in progress	(187,408)	(830,939)
Prepaid construction in progress		(116,292)
Other receivables receipts	127,125	-
Due from related parties	659	-

Net cash used in investing activities:	(62,456)	(964,119)

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	1,159,617	514,002
Net proceeds from other receivable		144,340

Net cash provided by financing activities:	1,159,617	658,342

Effect of rate changes on cash	115	134,998

Increase (decrease) in cash and cash equivalents	(66,408)	132,600

Cash and cash equivalents, beginning of period	176,935	1,893,626

Cash and cash equivalents, end of period	$110,527	$2,026,226

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$2,964	$-
Non-cash activities
Stock issued for services	-	750

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at September 30, 2009.

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

Depreciation expense for the nine-month periods ended September 30, 2009 and 2008 was $81,443 and $81,978, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in  ASC Topic 360: Property, Plant and Equipment. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

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

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the nine month period ended September 30, 2009.

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

	For the three months ended		For the nine months ended
	2009	2008	2009	2008

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc. common stockholders	$(841,112)	$(75,135)	$(1,008,090)	$(220,080)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000	25,015,000	25,014,917
Add: dilutive equity securities outstanding	-	-	-	-
Denominator for diluted EPS	25,015,000	25,015,000	25,015,000	25,014,917

EPS-Basic	$(0.03)	$(0.00)	$(0.04)	$(0.01)
EPS-Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.01)

The Company had no potentially dilutive securities outstanding at September 30, 2009.

4．Inventory

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs in Zhuolu Dahua. It also represents completed houses available for sale at September 30, 2009 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of September 30, 2009, 62 units were sold, 12 units were reserved with clients’ deposits, and one unit was available for sale.

5. Construction in progress

Construction in progress represents the cost of the new building, which the Company is constructing. The new building will have four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. As of September 30, 2009, the balance of construction in progress was $2,341,865(including capitalized interest of $31,291).

6. Related Party Transactions

Short-term loans due to related parties had balances of $2,232,460 (including accrued interest) at September 30, 2009.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $224,170 for the nine months periods ended September 30, 2009. The interest amounts, which were accrued for the nine months periods ended September 30, 2009, were capitalized as construction in progress.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at September 30, 2009 was $5,533,106. Of the 12 units reserved, 3 unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $1,003,075. Accordingly, the bank has liens against these 3 units.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At September 30, 2009, the balance of this separate account was $731,907. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:
	Nine months ended September 30,
	2009	2008
Current:
Foreign	$-	$-
	-	-
Deferred:

Foreign	(420,037)	-
	(420,037)	-
Income tax expense (benefit)	$(420,037)	$-

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:
	Nine months ended September 30,
	2009	2008

Tax at statutory rate	$(420,037)	$-
Non-deductible expenses	-	-

	$(420,037)	$-

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of September 30, 2009, are as follows:
	2009	2008
Deferred tax assets - Tax NOL	$524,792	$-
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$524,792	$-

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

The company has a net operating loss carryforward of approximately $1,680,148 expiring in 2028. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $420,037.

The Company adopted the provisions of ASC Topic 740-10-05, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC Topic 740-10-05, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions for the nine months ended September 30, 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the nine months ended September 30, 2009, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2009.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc on January 2, 2008. The fair value of this share paid for services is $0.05. As of September 30, 2009, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of September 30, 2009, the balance of others receivable (including accrued interest) was $41,760. The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years. The company made a provision of $7,322 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

The Company leased in 1997 a pond and filled it and leveled up for land exploitation from an outside party for approximately $ 32,500.00 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments The Company leased a warehouse in 2006 from an outside party for approximately $65,000.00 per year which will end in 2008. In the year ended December 31, 2008 the Company paid approximately $79,938 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

 Year ending December 31,

2009	$32,500
2010	$32,500
2011	$32,500
2012	$32,500
Thereafter	$1,137,500
$1,267,500

14.   Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

15.   Accrued Obligation for Capitalize

Accrued Obligation for free usage units represents the cost spent to build the new building, two stories( lease free) of which was given out to the home owner association. As of September 30, 2009, the balance of construction in progress was $2,341,865. Estimated costs still needed to finish the construction will be $146,434. As of September 30, 2009, the accrued obligation for free usage units was $1,244,150.

Construction in progress	2,341,865
Estimated cost to be finished	146,434

2,488,299
allocated to accrued liabilities(50% percents of the total)	1,244,150

16.   Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 23, 2009 with the date being the date that the financial statements are issued or are available to be issued.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of September 30, 2009, out of 75 luxury residential units, 62 units have been sold, 12 units were reserved with clients' deposits, and one unit was available for sale.

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

Results of Operations

For the Three Months Ended September 30, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2009, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	September 30, 2009	June 30, 2009	December 31, 2008

Units sold	62	62	62
Units reserved with deposits	12	12	12
Units available for sales	1	1	1

Total	75	75	75

	Nine months	Three months	Six months
	ended	ended	ended
	September 30, 2009	September 30, 2009	June 30, 2009
Houses sold	-	-	-
Houses reserved	-	-	-

For the three months ended September 30, 2009 and 2008, we didn’t recognize sales revenues from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended September 30, 2009 and 2008, our cost of goods sold was $1,243,567 and $0, respectively. The increase was mainly due to accrued liabilities for free usage units in the construction in progress.

Operating Expenses

For the three months ended September 30, 2009, our operating expenses were $158,670, an increase of $59,441, or 59.9%, as compared to $99,229 for the same period of the prior year. The increase was mainly due to new construction item in Zhuolu and therefore the increase in payroll expenses and the other general and administrative expenses.

Net Income

For the three months ended September 30, 2009, we had a net loss of $841,112, or $0.03 per share, as compared with a net loss of $75,135, or $0.00 per share, for the same period of the prior year.

For the Nine Months Ended September 30, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the nine months ended September 30, 2009 and 2008, no sales revenue was recognized by the company.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the nine months ended September 30, 2009 and 2008, our cost of goods sold was $1,243,567 and $0, respectively. The increase was mainly due to accrued liabilities for free usage units in the construction in progress.

Operating Expenses

During the nine months ended September 30, 2009, our operating expenses were $439,315 as compared to $329,737 during the nine-month period in 2008, an increase of $109,578 or 33.2%, mainly due to the increase of other general and administrative expenses. The increase was mainly due to new construction item in Zhuolu and therefore the increase in payroll expenses and the other general and administrative expenses.

Net Income

For the nine months ended September 30, 2009, we had a net loss of $1,008,090, or $0.04 per share, as compared with a net loss of $220,080 or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2009, our customer deposit balance was $5,533,106.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of September 30, 2009, the short-term loans due to related parties had a balance of $2,008,290, and accrued interest of $224,170.

We build a new building which is a four-storied construction. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. Thus the company calculated accrued obligation for free usage units. As of September 30, 2009, the accrued obligation for free usage units was $1,244,150.

As of September 30, 2009, we had cash and cash equivalents balance of $110,527. For the nine months ended September 30, 2009, our operating activities used $1,163,684 of net cash. During the nine months ended September 30, 2009, our investing activities used $62,456 of net cash, mainly from the increase in other receivables. For the same period, the financing activities provided net cash of $1,159,617 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2009, the balance of this separate account was $731,596. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 62 houses were sold, 12 houses were reserved with clients’ deposits and one was available for sale at September 30, 2009. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and September 30, 2009. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

DAHUA, INC.

By: /s/	By: /s/
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

November 15, 2009	November 15, 2009