Form 10-K
period 2009-12-31
DAHUA INC
filed 2010-03-31
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number: 0-49852

DAHUA INC.

 (Exact Name of Registrant as Specified in its Charter)

Delaware	04-3616479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street
Dongcheng District, Beijing, China  100005

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

The number of shares outstanding of Registrant's common stock as of March 31, 2010 was 25,015,000.

DAHUA INC.

FORM 10-K

For the Year Ended December 31, 2009

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

The construction began in July 2003 and was completed in December 2005. As of December 31, 2009, 67 units have been sold, 8 units were reserved with clients' deposits.

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

•	National land use permit

•	Construction land planning permit

•	Construction engineering planning permit

•	Project construction permit

The company is now in the process of construction.

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

The units available for sale is subject to government inspections prior to transfer of title to buyers. The purpose of the inspection is to ensure that real estate developers adhere to government standards of quality and safety.

Other Government regulations that we must adhere to are:

•	Any structures being constructed must be for residential and commercial use;

•	All structures must be within certain dimensions;

•	Public infrastructures must be in place, such as electrical and telephone poles, underground pipe systems;

•	There must be various safety access routes in case of emergencies such as fire or earthquake;

•	Construction must not violate environmental laws in effect; and

•	Compliance with certain infrastructure standards.

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

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2009, the balance of our customer deposits was $3,681,057.

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

Home Buyer Financing and Deed Application

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 20 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $4,394, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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

Environmental Matters

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remedy of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remedy them, may have a material adverse effect on our results of operations and financial condition. As of December 31, 2009, we are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. To date, we have not incurred any costs in complying with environmental laws and regulations. We believe that we are in material compliance with these laws and regulations.

Patents and Trademarks

We do not own any patents or trademarks.

Product Research and Development

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2009, we had 17 full-time employees. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.

Item 2. Description of Property

Our executive offices moved from 19th Floor, Building C, Tianchuangshiyuan, Huizhongbeili, Chaoyang District, Beijing, China, 100012 to 8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China  100005 which was newly bought by Dahua Group. We have contracted with Dahua Group to provide administrative and management services. Included in those services are the payment of officer salaries and provision of office space and other shared costs and services. We believe that these facilities are adequate for our current and anticipated needs.

We began our clubhouse construction in April 2007. The new building has four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. The construction cost of clubhouse was allocated in account of construction in progress. As of December 31, 2009, the clubhouse has completed and half of the cost $1,213,063 was carried forward to the fixed assets. The other half was carried forward to the inventory and cost of goods sold for free usage of the clubhouse .

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

In the newly-publicized layout of Changping district the purpose of the land on which the Second Phase of Dahua Garden located has been recognized as residential land. We are now in the process of applying for the first-degree development right of this land. The Second Phase of Dahua Garden development will include 250 homes with community clubhouse, creeks, ponds, and professionally manicured gardens and landscape.

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

We began our clubhouse construction in April 2007. The new building has four stories. The Company plans to use two stories for its office and administration, and give out the other two stories (lease free) to the home owner association. The home owner association will hire a third party to collect usage fee and maintain the facilities at their cost. The construction cost of clubhouse was allocated in account of construction in progress. As of December 31, 2009, the clubhouse has completed and half of the cost $1,213,063 was carried forward to the fixed assets. The other half was carried forward to the inventory and cost of goods sold..

Item 3. Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "DHUA.OB" since December 14, 2007.  Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for our shares.

Holders

As of December 31, 2009, there were 111 holders of record for our common shares. We have only one class of stock outstanding. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc in January 2, 2008. The fair value of this share paid for services is $0.05.

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

Rule 144 Shares

As of December 31, 2009, there were 25,015,000 shares of common stock issued and outstanding, of which 17,452,000 are “restricted securities”, as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

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

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2009, out of 75 luxury residential units, 67 units have been sold, 8 units were reserved with clients' deposits.

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

Results of Operations

Years Ended December 31, 2009 and 2008

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was substantially completed in December 2005. As of December 31, 2009, we have sold 67 units out of 75 units.  We recognized sales revenues of $2,545,171 and $1,268,627 from the sale of our housing units, for the years ended December 31, 2009 and 2008, respectively.

Cost of Good Sold

Cost of good sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the years ended December 31, 2009 and 2008, our cost of goods sold was $3,499,839 and $1,020,978 respectively. We made a provision of $27,443 for houses which will be sold below cost. As of December 31, 2009, we didn’t recognize the sales revenues of such houses, because they didn’t meet the requirement of revenue recognition. However, the sales prices of such houses were predetermined. Since the cost per square meter increased in 2009, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

Construction in progress has completed on December 31, 2009 and for the reason that two stories of which was used as clubhouse for the homeowners part of the cost of construction in progress was carried forward to cost of goods sold. As of December 31, 2009, the balance which was carried forward to cost of goods sold was $1,149,871.
Operating Expenses

For the year ended December 31, 2009, our operating expenses decreased by $165,343, or 23%, to $554,649 from $719,992 in the prior year, mainly due to the decrease of the advertising expense, which decreased $70,950. The payroll expense increased $50,409, or 55.8%. Other general and administrative expenses decreased $135,955, or 30.8%.

Net Income

For the year ended December 31, 2009, we had net loss of $902,327 or $ 0.04 per share, as compared with net loss of $247,371, or $0.01 per share, for the year of 2008.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2009, our customer deposit balance was $3,681,057.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds so borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operation. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2009, the short-term loans due to related parties had balance of $1,912,796, including accrued interest of $229,373.

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

As of December 31, 2009, we had cash and cash equivalent balance of $65,801. For the year ended December 31, 2009, our operating activities used $969,469 of net cash, largely due to decrease of customer deposits which were 1,759,647 as of December 31, 2009. For the year ended December 31, 2009, the investing activities provided $23,377 of net cash, mainly due to other receivables receipts. For the same period, the financing activities provided $834,840 of net cash, which was due to net proceeds from loans payable to related parties.

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

Off-balance sheet arrangements

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2009, the balance of this separate account was $734,317. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. Please see Note 6 and Note 7 of Notes to the Consolidated Financial Statements for details.

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

Inventory Valuation and Related Prepaid Construction Costs

The inventories are valued at cost based on the level of completion using the weighted-average method. The company made a provision of $27,443 for houses which will be sold below cost. As of December 31, 2009, the company didn’t recognize the sales revenue of such houses, because they didn’t meet the requirement of revenue recognition. However the sales prices of such houses were predetermined. Since the cost per square meter increased in 2009, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

Construction in progress has completed on December 31, 2009 and half of the cost of construction in progress was carried forward to cost of goods sold and inventory for the reason that two stories of which was used as clubhouse for the homeowners. As of December 31, 2009, the balance which was carried forward to cost of goods sold and inventory was $1,149,871 and $147,517.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold  and 8 houses were reserved with clients’ deposits at December 31, 2009. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

•	The timing, size and execution of sales contracts and home deliveries;

•	Lengthy and unpredictable sales cycles;

•	Changes in our operating expenses; and

•	Fluctuations in general economic conditions.

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

•	The extent of government involvement;

•	Level of development; and

•	Allocation of resources.

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

Our assets, officers and directors are located in China. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

•	Effect service of process within the United States on us or any of our executive officers and directors;

•	Enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

•	Enforce, in a court in China, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•	Bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and December 31, 2009. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

•	Obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•
Reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

•	Provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

•	Receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.

Item 7. Financial Statements

The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

Dahua, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dahua, Inc.
Beijing, The People's Republic of China

We have audited the consolidated balance sheets of Dahua, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dahua, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 22, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

DAHUA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$65,801	$176,935
Inventory-short-term	3,651,644	7,756,324
Prepaid expenses	42,603	10,061
Deferred taxes - current	480,700	104,473
Total Current Assets	4,204,748	8,047,793

Property, plant and equipment, net of accumulated depreciation	1,574,567	465,220

Construction in progress	-	2,152,604
Inventory-long-term	3,278,726	-
Net other receivables	4	161,489
Due from related parties	-	658
Prepaid tax	569,340	716,638
Restricted cash	734,317	731,238
Total Assets	$10,361,702	$12,275,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$423,940	$337,601
Customer deposits	3,681,057	5,436,356
Short-term loans - related parties	1,683,423	847,435
Accrued interest - short-term loans, related parties	229,373	190,087
Other accruals	225,593	222,368
Total Current Liabilities	6,243,386	7,033,847

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(560,814)	341,513
Accumulated other comprehensive income	788,324	784,778
Total Dahua Inc. stockholders' equity	3,361,212	4,259,993

Non-controlling interest	757,104	981,800
Total Equity	4,118,316	5,241,793
Total Liabilities and Equity	$10,361,702	$12,275,640

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Year ended December 31,
	2009	2008
Revenues:
Sales revenues	$2,545,171	$1,268,627
Cost of goods sold	3,499,839	1,020,978
Gross profit	(954,668)	247,649
Expenses:
Advertising	-	70,950
Bad-debts	797	7,196
Depreciation	107,262	109,710
Payroll expense	140,801	90,392
Other general and administrative	305,789	441,744

Total expenses	554,649	719,992
Income (loss) from operations	(1,509,317)	(472,343)

Other income (expense)
Other income	-	1,651
Interest income	5,438	58,907
Total other income (expense)	5,438	60,558

Income before income taxes	(1,503,879)	(411,785)

Income tax expense (benefit)	(375,970)	(102,759)

Net income (loss)	(1,127,909)	(309,026)
Less: Net income (loss) attributable to the non-controlling interest	(225,582)	(61,655)
Net income (loss) attributable to Dahua Inc.	$(902,327)	$(247,371)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.04)	$(0.01)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,014,959

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(1,127,909)	$(309,026)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,432	352,517
Comprehensive income (loss)	$(1,123,477)	$43,491

Comprehensive loss (income) attributable to the non-controlling interest	224,696	(9,024)
Comprehensive income (loss) attributable to Dahua Inc.	$(898,781)	$34,244

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,127,909)	$(309,026)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	107,262	109,710
Stock issued for services	-	750
Provision for bad-debts	-	7,196
Changes in operating assets and liabilities:
Inventory	1,945,709	(794,854)
Deferred taxes - current	(375,970)	(102,759)
Prepaid tax	133,466	(458,253)
Prepaid expenses	(17,880)	145,866
Accounts payable	114,608	83,593
Customer deposits	(1,759,647)	96,422
Accrued interest	39,091	27,763
Restricted cash	(2,393)	(4,537)
Other accruals	(25,806)	30,055

Net cash used in operating activities:	(969,469)	(1,168,074)

Cash Flows from Investing Activities:
Property, plant & equipment	(138,850)	(16,982)
Construction in progress	-	(1,287,974)
Other receivables receipts	161,568	149,391
Due from related parties	659	(648)

Net cash provided by (used in) investing activities:	23,377	(1,156,213)

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	834,840	507,676
Net proceeds from other receivable		-

Net cash provided financing activities:	834,840	507,676

Effect of rate chages on cash	118	99,920

Increase (decrease) in cash and cash equivalents	(111,134)	(1,716,691)

Cash and cash equivalents, beginning of period	176,935	1,893,626

Cash and cash equivalents, end of period	$65,801	$176,935

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Sales tax paid in cash	$4,634	$359,613
Income taxes paid in cash	$14,645	$183,671
Non-cash activities
Stock issued for services	-	750

See accompany notes to consolidated financial statements

DAHUA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Share	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated other comprehensive Income	Non-controlling Interest 20%	Total Equity
Balance January 1, 2008	25,000,000	$2,500	$3,130,452	$588,884	$502,940	$972,776	$5,197,552
Net Income (loss)				(247,371)		(61,655)	(309,026)
Foreign currency translation					281,838	70,679	352,517
Stock issued for services $0.05 per share	15,000	2	748				750

Balance December 31, 2008	25,015,000	$2,502	$3,131,200	$341,513	$784,778	$981,800	$5,241,793

Net Income (loss)				(902,327)		(225,582)	(1,127,909)
Foreign currency translation					3,546	886	4,432

Balance December 31, 2009	25,015,000	$2,502	$3,131,200	$(560,814)	$788,324	$757,104	$4,118,316

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2009.

Inventory

Inventories consist primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. The inventories are valued at cost based on the level of completion using the weighted-average method. The company made a provision of $27,455 for houses which will be sold below cost which is included in cost of goods sold. As of December 31, 2009 the company didn’t recognize the sales revenue of such houses, because they didn’t meet the requirement of revenue recognition. However the sales prices of such houses were predetermined. Since the cost per square meter increased in 2009, it is estimated that the revenues will be lower than the costs when the revenues are recognized.

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

Depreciation expense for the years ended December 31 2009 and 2008 was $107,262 and $109,710, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in the Accounting Standards Codification (“ASC Topic”) 360. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of long –term assets was recorded in the periods reported.

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

Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expense amounted to $0 and $70,950 for the years ended December 31, 2009 and 2008, respectively.

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

	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$(902,327)	$(247,371)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,014,959
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,014,959

EPS – Basic	$(0.04)	$(0.01)

EPS – Diluted	$(0.04)	$(0.01)

The Company had no potentially dilutive securities outstanding at December 31, 2009 and 2008.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at December 31, 2009 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of December 31, 2009, 67 units were sold, 8 units were reserved with clients’ deposits.

As of December 31, 2009, inventory in Beijing Dahua and project in Zhuolu was as follows:

	Inventory in Beijing Dahua	Inventory in Zhuolu Dahua	Inventory in Beijing Dahua
	Phase I		Phase II
December 31, 2009	$3,615,644	$2,186,142	$1,092,584
	3,615,644	2,186,142	1,092,584

5. Property, plant and equipment

Property, plant & equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets.

Land and buildings represent the cost carried forward from construction in progress as the company has completed the construction of the clubhouse on December 31, 2009. Half cost was carried forward to Land and Buildings and the other half was carried to the inventory and cost of goods sold for the reason that two stories of which was used as clubhouse to the home owner association. As of December 31, 2009, the balance of Land and Buildings was $1,213,063.

6. Related Party Transactions

Short-term loans due to related parties had balances of $1,912,796 and $1,037,522 (including accrued interest) at December 31, 2009 and 2008 respectively.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $229,373 and $190,087 for the years ended December 31, 2009 and 2008 respectively.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits was $3,681,057 and $5,436,356 at December 31, 2009 and 2008 respectively. Of the 8 units reserved, one unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $515,509. Accordingly, the bank has liens against this unit.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At December 31, 2009 and 2008, the balance of this separate account was $734,317 and $731,238 respectively. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

The Company made a provision for sales tax, which totaled $152,775 and $75,725 respectively for the year ended December 31, 2009 and 2008. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of goods sold.
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
Current:	2009	2008
Foreign	$-	$-
	-	-
Deferred:
Foreign	(375,970)	(102,759)
	(375,970)	(102,759)
Income tax expense (benefit)	$(375,970)	$(102,759)

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follow

	Year Ended December 31,
	2009	2008
Tax at statutory rate	$(375,970)	$(102,759)
Non-deductibe expenses	-	-
	$(375,970)	$(102,759)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of December 31, 2009 are as follows:

	Year Ended December 31,
	2009	2008
Deferred tax assets - Tax NOL	$480,700	$104,473
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$480,700	$104,473

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

The company has a net operating loss caryforward of approximately $1,922,800 expiring in 2029.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $480,700.

The Company paid sales tax in cash, which totaled $4,634 for the year ended December 31, 2009. The company paid sales tax and income tax in cash, which totaled $359,613 and $183,671 respectively, for the year ended December 31, 2008.

.
10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. For the help that Pacific Services provided in the company’s Form 211 reporting in the United States, the company issued 15,000 shares of the Company’s Common Stock, $0.0001 par value per share to Pacific Services Inc on January 2, 2008. The fair value of this share paid for services is $0.05.  As of December 31, 2009, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of December 31, 2009, the balance of others receivable was $7,327.  The company made a provision of 7,323 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable.

13.   Leases

The Company leased in 1997 a pond and filled it and leveled up for land exploitation from an outside party for approximately $ 32,500.00 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments. In the year ended December 31, 2009 the Company paid approximately $38,061 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

 Year ending December 31,

2010	$32,500
2011	$32,500
2012	$32,500
2013	$32,500
2014	$32,500
Thereafter	$1,072,500
$1,235,000

14.  Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated results of operations or financial condition.

15. Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Company’s management concluded that because of the existence of certain related party loans in violation of Section 402 of the Sarbanes-Oxley Act of 2002 contributed to in part by a lack of review and approval of these related party loans by independent directors constituting a significant deficiency in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2009.  As of December 31, 2009, the Company advanced money to two related parties with a total outstanding amount in excess of $48,522.

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

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission.  Our management has concluded that our internal control over financial reporting is effective based on these criteria.

 (c) Changes in internal controls over financial reporting.

During the fourth quarter ended on December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Du Yonglin	68	President, Chief Executive Officer and Director
Wang Wulong	70	Director
Meng Hua	34	Chief Financial Officer
Zeng Qinna	32	Corporate Secretary

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

Code of Ethics

We had adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics may be obtained by any person, without charge, who sends a written request to Dahua Inc. c/o Corporate Secretary, 8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China  100005

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2009, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

Item 11.  Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yonglin Du	2009	29,290	-	-	-	-	-	-	29,290
CEO and	2008	29,262	-	-	-	-	-	-	29,262
President

Hua Meng	2009	8,787	-	-	-	-	-	-	8,787
CFO	2008	8,779	-	-	-	-	-	-	8,779

(i)	The annual salaries paid Mr. Du were 200,000 yuan, or approximately $29,290, and Ms. Meng 60,000 yuan, or approximately $8,787, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2010, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Yonglin Du 8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China 100005	1,900,000 shares	7.60%

Security Ownership of Management

The following table sets forth certain information, as of March 31, 2010, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Yonglin Du(2) 8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China 100005	1,900,000 shares	7.60%

Common Stock	Qinna Zeng (3) #1712, Courtyard 5, Beiyuan Road, Chaoyang District, Beijing	72,500 shares	* (4)

Common Stock	Hua Meng (5) # 8104, Courtyard 11, Anning Zhuang, Xisanqi, Haidian District, Beijing	15,000 shares	*

Common Stock	Wang Wulong c/o Dahua Inc. 8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China 100005	Nil	Nil

	All officers and directors as a group	1,987,500 shares	7.95%

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

Related Party Loans

Set forth below is a chart of all related party loans (lines of credit) extended to us as of December 31, 2009:

Party	Current Loan Balance	Date
Dahua Project Management Group	$758,238	October 2001
Donghui Du	7,772	December 2001
Dahua Weiye Investment Co.	764,283	February 2009
Dahua Farming	153,130	October 2001
Total	$1,683,423

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

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form 10- SB filed on June 10, 2002, Commission File No. 0-49852).

3.2	Certificate of Amendment of Articles of Incorporation (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333- 122622).

3.3	Bylaws (Incorporated by reference to Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49852).

4.1	Specimen Stock Certificate (Incorporated by reference to Registration Statement on Form 10-SB/A filed on July 29, 2002, Commission File No. 0-49852).

10.1	Land Use Rights Transfer Agreement (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622)

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

10.7
Agreement between Beijing Dahua Real Estate Development Ltd. and Beijing Dahua Gonghong Economic Research Center dated June 18, 2003 (Incorporated by reference to Registration Statement on Form SB-2/A filed on March 8, 2006, Commission File No. 333- 122622).

10.8
Agreement between Beijing Dahua Real Estate Development Ltd. and Beijing Dahua Gonghong Economic Research Center dated June 2004 (Incorporated by reference to Registration Statement on Form SB-2/A filed on March 8, 2006, Commission File No. 333- 122622).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

21	Subsidiaries of the Registrant (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

31.1	Section 302 Certification by CEO.

31.2	Section 302 Certification by CFO.

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO.

Item 15   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee category	2009	2008
Audit fees	$42,000	$42,000
Audit-related fees	-	-
Tax fees	-	3,850
All other fees	-	-
Total fees	$42,000	$45,850

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2009, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2009 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAHUA, INC.

Date: March 31, 2010

By:	/s/
Yonglin Du, President and
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	March 31, 2010
Yonglin Du, President, Chief Executive Officer and Director	Date
(Principal Executive Officer)

/s/	March 31, 2010
Hua Meng, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/	March 31, 2010
Wulong Wang, Director	Date