Form 10-Q
period 2010-03-31
DAHUA INC
filed 2010-05-17
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

           Commission file number:                                          000-49852
                                                     __________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of May 15, 2010.

DAHUA INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$73,642	$65,801
Inventory-short-term	3,680,661	3,615,644
Prepaid expenses	17,945	42,603
Deferred taxes - current	530,637	480,700
Total Current Assets	4,302,885	4,204,748

Property, plant and equipment, net of accumulated depreciation	1,536,903	1,574,567

Construction in progress	24,353	-
Inventory-long-term	3,582,299	3,278,726
Net other receivables	7,946	4
Prepaid tax	617,401	569,340
Restricted cash	734,522	734,317
Total Assets	$10,806,309	$10,361,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$452,700	$423,940
Customer deposits	3,682,082	3,681,057
Short-term loans - related parties	2,267,245	1,683,423
Accrued interest - short-term loans, related parties	242,351	229,373
Other accruals	191,878	225,593
Total Current Liabilities	6,836,256	6,243,386

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized; 25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(680,332)	(560,814)
Accumulated other comprehensive income	789,233	788,324
Total Dahua Inc. stockholders' equity	3,242,603	3,361,212

Non-controlling interest	727,450	757,104
Total Equity	3,970,053	4,118,316
Total Liabilities and Equity	$10,806,309	$10,361,702

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three ended March 31,
	2010	2009
Revenues:
Sales revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Expenses:
Depreciation	38,788	27,660
Payroll expense	29,882	12,259
Other general and administrative	117,814	96,978

Total expenses	186,484	136,897
Income (loss) from operations	(186,484)	(136,897)

Other income (expense)
Interest expense	(12,732)	-
Interest income	19	1,298
Total other income (expense)	(12,713)	1,298

Income before income taxes	(199,197)	(135,599)

Income tax expense (benefit)	(49,799)	(33,900)

Net income (loss)	(149,398)	(101,699)
Less: Net income (loss) attributable to the non-controlling interest	(29,880)	(20,340)
Net income (loss) attributable to Dahua Inc.	$(119,518)	$(81,359)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.00)	$(0.00)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(149,398)	$(101,699)

Other comprehensive income (loss), net of tax Foreign currency translation adjustment	1,136	48,792
Comprehensive income (loss)	$(148,262)	$(52,907)

Comprehensive loss (income) attributable to the non-controlling interest	29,653	10,581
Comprehensive income (loss) attributable to Dahua Inc.	$(118,609)	$(42,326)

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(149,398)	$(101,699)
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	38,788	27,660
Changes in operating assets and liabilities:
Inventory	(366,639)	(22,365)
Deferred taxes - current	(49,799)	(33,900)
Prepaid tax	(33,251)	(128)
Prepaid expenses	10,019	-
Accounts payable	-	(9,301)
Customer deposits	-	17,555
Accrued interest	12,913	8,756
Other accruals	(5,135)	(52,563)

Net cash used in operating activities:	(542,502)	(165,985)

Cash Flows from Investing Activities:
Property, plant & equipment	(688)	-
Construction in progress	(24,350)	(95,654)
Proceeds from other receivables	-	115,170
Other receivables incurred	(7,941)	-
Due from related parties	-	658

Net cash provided by (used in) investing activities:	(32,979)	20,174

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	583,302	724,572
Net proceeds from other receivable		-

Net cash provided financing activities:	583,302	724,572

Effect of rate changes on cash	20	(50)

Increase (decrease) in cash and cash equivalents	7,841	578,711

Cash and cash equivalents, beginning of period	65,801	176,935

Cash and cash equivalents, end of period	$73,642	$755,646

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at March 31, 2010.

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

Property, plant & equipment

Property, plant & equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Equipment is depreciated over their estimated useful lives as follows:

Computer equipment	3 years
Office equipment	7 years
Vehicles	7 years
Land and Buildings	20 years

Depreciation expense for the three months periods ended March 31, 2010 and 2009 was $38,788 and $27,660, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in the Accounting Standards Codification (“ASC Topic”) 360. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of long-term assets was recorded in the periods reported.

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

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the three month period ended March 31, 2010 and 2009.

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

	For the three months ended
	March 31, 2010	March 31, 2009

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc.
common stockholders	$(119,518)	$(81,359)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000

Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,015,000

EPS-Basic	$(0.00)	$(0.00)
EPS-Diluted	$(0.00)	$(0.00)

The Company had no potentially dilutive securities outstanding at March 31, 2010.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at March 31, 2010 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of March 31, 2010, 67 units were sold, 8 units were reserved with clients’ deposits.

As of March 31, 2010, inventory in Beijing Dahua and project in Zhuolu was as follows:
	Inventory in Beijing Dahua	Inventory in Zhuolu Dahua	Inventory in Beijing Dahua
	Phase I		Phase II
March 31, 2010	$3,680,661	$2,334,129	$1,248,170
	3,680,661	2,334,129	1,248,170

5. Construction in progress

Construction in progress represents the cost of the expansion of the new building, which was transferred to fixed assets as Land and Buildings in 2009.  The purpose of the expansion is to add an  interlayer in the building to act as an exhibition hall of the company.  As of March 31, 2010, the balance of construction in progress was $24,353( including capitalized interest of $182).

6. Related Party Transactions

Short-term loans due to related parties had balances of $2,509,596 (including accrued interest) at March 31, 2010.  The loans carry an annual interest rate of 6 percent and are due on demand and interest accrued on the loans was $242,351 for the three months periods ended March 31, 2010.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at March 31, 2010 was $3,682,082. Of the 8 units reserved, one unit deposits are money received from bank arrangements (see note 8) in the amounts of $515,653. Accordingly, the bank has liens against this unit.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At March 31, 2010, the balance of this separate account was $734,522. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:
	Three months Ended March 31,
	2010	2009
Current:
Foreign	$-	$-
	-	-
Deferred:
Foreign	(49,799)	(33,900)
	(49,799)	(33,900)
Income tax expense (benefit)	$(49,799)	$(33,900)

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:
	Three months Ended March 31,
	2010	2009
Tax at statutory rate	$(49,799)	$(33,900)
Non-deductible expenses	-	-
	$(49,799)	$(33,900)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of March 31, 2010 are as follows:
	Three months Ended March 31,
	2010	2009
Deferred tax assets - Tax NOL	$530,637	$480,700
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$530,637	$480,700

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
The company has a net operating loss carryforward of approximately $2,122,548 expiring in 2030.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $530,637.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of March 31, 2010, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

11. Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the possibility of a bank failure, causing loss to the Company, is remote.

12. Other receivables

Others receivable primarily represent loans due from outside parties and employees. As of March 31, 2010, the balance of others receivable (including accrued interest) was $15,271.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of $7,325 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

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
$1,235,000

14.  Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC” ) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Statements (“SFAS” ) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB statements No.140”, SFAS No.167 (ASC Topic 810), “ Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued. SFAS No.166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Updates (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures-Overall, ASU No.2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-18 which contain technical corrections to existing guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of March 31, 2010, out of 75 luxury residential units, 67 units have been sold and 8 units were reserved with clients' deposits.

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

Results of Operations

For the Three Months Ended March 31, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended March 31, 2010, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	March 31, 2010	March 31, 2009

Units sold	67	62
Units reserved with deposits	8	12
Units available for sale	0	1

Total	75	75

	Three months ended March 31, 2010	Three months ended March 31, 2009

Houses sold	-	-
Houses reserved	-	-

For the three months ended March 31, 2010 and 2009, we didn’t recognized sales revenues.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2010 and 2009, we didn’t recognize cost of goods sold.

Operating Expenses

For the three months ended March 31, 2010, our operating expenses were $186,484, an increase of $49,587, or 36.2%, as compared to $136,897 for the same period of the prior year. The increase was mainly due to new construction item in Zhuolu and therefore the increase in payroll expenses and the other general and administrative expenses.

Net Income

For the three months ended March 31, 2010, we had a net loss of $119,518, or $0.00 per share, as compared with a net loss of $81,359, or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of March 31, 2010, our customer deposit balance was $3,682,082.

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

As of March 31, 2010, the short-term loans due to related parties had a balance of $2,267,245, and accrued interest of $242,351.

As of March 31, 2010, we had cash and cash equivalents balance of $73,642. For the three months ended March 31, 2010, our operating activities used $542,502 of net cash. During the three months ended March 31, 2010, our investing activities used $32,979 of net cash. For the same period, the financing activities provided net cash of $583,302 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2010, the balance of this separate account was $734,522. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold, 8 houses were reserved with clients’ deposits at March 31, 2010. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units in the Second Phase, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and March 31, 2010. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

DAHUA, INC.

By: /s/ Yonglin Du	By: /s/ Meng Hua
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

May 15, 2010	May 15, 2010