Form 10-Q
period 2010-06-30
DAHUA INC
filed 2010-08-16
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of August 15, 2010

DAHUA INC.

Table of Contents

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$487,648	$65,801
Inventory-short-term	3,699,847	3,615,644
Prepaid expenses	18,039	42,603
Deferred taxes – current	589,694	480,700
Total Current Assets	4,795,228	4,204,748

Property, plant and equipment, net of accumulated depreciation	1,507,644	1,574,567

Construction in progress	157,386	-
Inventory-long-term	5,526,142	3,278,726
Net other receivables	8,242	4
Prepaid tax	605,811	569,340
Restricted cash	738,351	734,317
Total Assets	$13,338,804	$10,361,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$851,764	$423,940
Customer deposits	3,858,251	3,681,057
Short-term loans - related parties	4,321,284	1,683,423
Accrued interest - short-term loans, related parties	305,903	229,373
Other accruals	197,304	225,593
Total Current Liabilities	9,534,506	6,243,386

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(828,765)	(560,814)
Accumulated other comprehensive income	805,061	788,324
Total Dahua Inc. stockholders' equity	3,109,998	3,361,212

Non-controlling interest	694,300	757,104
Total Equity	3,804,298	4,118,316
Total Liabilities and Equity	$13,338,804	$10,361,702

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Sales revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Expenses:
Advertising	17,491	-	17,491	-
Depreciation	37,959	27,300	76,747	54,960
Payroll expense	36,186	32,818	66,068	45,077
Other general and administrative	90,191	83,630	208,005	180,608

Total expenses	181,827	143,748	368,311	280,645
Income (loss) from operations	(181,827)	(143,748)	(368,311)	(280,645)

Other income (expense)
Interest expense	(59,844)		(72,576)	-
Interest income	113	1,051	132	2,349
Total other income (expense)	(59,731)	1,051	(72,444)	2,349

Income before income taxes	(241,558)	(142,697)	(440,755)	(278,296)

Income tax expense (benefit)	(56,017)	(35,674)	(105,816)	(69,574)

Net income (loss)	(185,541)	(107,023)	(334,939)	(208,722)
Less: Net income (loss) attributable to the noncontrolling interest	(37,108)	(21,405)	(66,988)	(41,744)
Net income (loss) attributable to Dahua Inc.	$(148,433)	$(85,618)	$(267,951)	$(166,978)

Earnings per share - basic and diluted:
Net income attributable to Dahua Inc. common stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000	25,015,000	25,015,000

Dahua Inc. Comprehensive Income
Net income (loss)	$(185,541)	$(107,023)	$(334,939)	$(208,722)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	19,786	(47,162)	20,922	1,631
Comprehensive income (loss)	$(165,755)	$(154,185)	$(314,017)	$(207,091)

Comprehensive income (loss) attributable to the noncontrolling interest	33,151	28,797	62,804	41,329
Comprehensive income (loss) attributable to Dahua Inc.	$(132,604)	$(125,388)	$(251,213)	$(165,762)

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(334,939)	$(208,722)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	76,747	54,960
Changes in operating assets and liabilities:
Inventory	(2,282,156)	(144,449)
Deferred taxes - current	(105,816)	(69,574)
Prepaid tax	(18,524)	(3,063)
Prepaid expenses	10,022	-
Accounts payable	394,699	(9,305)
Customer deposits	156,181	92,016
Accrued interest	74,890	18,361
Other accruals	(733)	(52,585)

Net cash used in operating activities:	(2,029,629)	(322,361)

Cash Flows from Investing Activities:
Property, plant & equipment	(1,557)	(2,037)
Construction in progress	(156,591)	(133,320)
Proceeds from other receivables	-	157,548
Other receivables incurred	(8,197)	-
Due from related parties	-	659

Net cash provided by (used in) investing activities:	(166,345)	22,850

Cash Flows from Financing Activities:
Net proceeds from loans payable - related parties	2,615,328	833,009
Net proceeds from other receivable		-

Net cash provided financing activities:	2,615,328	833,009

Effect of rate changes on cash	2,493	141

Increase (decrease) in cash and cash equivalents	421,847	533,639

Cash and cash equivalents, beginning of period	65,801	176,935

Cash and cash equivalents, end of period	$487,648	$710,574

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$2,964

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

2.   Basis of Presentation

The consolidated financial statements include the accounts of Dahua, Inc., Bauer Invest, Inc., Beijing Dahua Real Estate Development Ltd and Zhuolu Dahua Real Estate Development Ltd. All inter-company accounts and transactions have been eliminated in consolidation. The Company records non-controlling interest, which reflects the 20% portion of the earnings of Beijing Dahua Real Estate Development, Ltd. allocable to holders of the non-controlling interest.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at June 30, 2010.

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

Depreciation expense for the six months periods ended June 30, 2010 and 2009 was $76,747 and $54,960, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $17,491 and $0 for the six-month periods ended June 30, 2010 and 2009.

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

Earnings per Share

Basic earnings per common share ("EPS") are calculated by dividing net income attributable to Dahua Inc. common stockholders by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	For the six months ended
	June 30, 2010	June 30, 2009

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc.
common stockholders	$(267,951)	$(166,978)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,015,000

EPS-Basic	$(0.01)	$(0.01)
EPS-Diluted	$(0.01)	$(0.01)

The Company had no potentially dilutive securities outstanding at June 30, 2010.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at June 30, 2010 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of June 30, 2010, 67 units were sold, 8 units were reserved with clients’ deposits.

As of June 30, 2010, inventory in Beijing Dahua and project in Zhuolu was as follows:

	Inventory in Beijing Dahua	Inventory in Zhuolu Dahua	Inventory in Beijing Dahua
	Phase I		Phase II
June 30, 2010	$3,699,847	$3,738,142	$1,788,000
	3,699,847	3,738,142	1,788,000

5. Construction in progress

Construction in progress represents the cost of the expansion of the new building, which was transferred to fixed assets as Land and Buildings in 2009.  The purpose of the expansion is to add an  interlayer in the building to act as an exhibition hall of the company.  As of June 30, 2010, the balance of construction in progress was $157,386( including capitalized interest of $2,326).

6. Related Party Transactions

Short-term loans due to related parties had balances of $4,627,187 (including accrued interest) at June 30, 2010.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $305,903 for the six months periods ended June 30, 2010. The interest amounts, which were accrued for the six months periods ended June 30, 2010, were partly capitalized as construction in progress and the rest were expensed as interest expenses.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at June 30, 2010 was $3,858,251. Of the 8 units reserved, one unit deposits are money received from bank arrangements (see note 8) in the amounts of $518,341. Accordingly, the bank has liens against this unit .

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At June 30, 2010, the balance of this separate account was $738,351. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:

	Six months Ended June 30,
	2010	2009
Current:
Foreign	$-	$-
	-	-
Deferred:
Foreign	(105,816)	(69,574)
	(105,816)	(69,574)
Income tax expense (benefit)	$(105,816)	$(69,574)

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:
	Six months Ended June 30,
	2010	2009
Tax at statutory rate	$(105,816)	$(69,574)
Non-deductibe expenses	-	-
	$(105,816)	$(69,574)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009 are as follows:
	June 30, 2010	December 31, 2009
Deferred tax assets - Tax NOL	$589,694	$480,700
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$589,694	$480,700

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
The company has a net operating loss carryforward of approximately $2,358,776 expiring in 2030 due to the reason that the company was in the process of construction and didn’t recognize sales revenue in these two years.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $589,694.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of June 30, 2010, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of June 30, 2010, the balance of net others receivable (including accrued interest) was $8,242.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of $7,363 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

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
$1,235,000

14.  Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of June 30, 2010, out of 75 luxury residential units, 67 units have been sold and 8 units were reserved with clients' deposits.

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

Results of Operations

For the Three Months Ended June 30, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended June 30, 2010, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	June 30, 2010	March 31, 2010	December 31, 2009

Units sold	67	67	67
Units reserved with deposits	8	8	8

Total	75	75	75

	Six months	Three months	Three months
	ended	ended	ended
	June 30, 2010	June 30, 2010	June 30, 2009
Houses sold	-	-	-
Houses reserved	-	-	-

For the three months ended June 30, 2010 and 2009, we didn’t recognized sales revenues from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended June 30, 2010 and 2009, we didn’t recognize cost of goods sold respectively.

Operating Expenses

For the three months ended June 30, 2010, our operating expenses were $181,827, an increase of $38,079 or 26%, as compared to $143,748 for the same period of the prior year mainly due to the increase of advertising expenses depreciation and other general and administrative .

Net Income

For the three months ended June 30, 2010, we had a net loss of $148,433, or $0.01 per share, as compared with a net loss of $85,618, or $0.00 per share, for the same period of the prior year mainly due to the increase of interest expense which increased from $0 to $59,844.

For the Six Months Ended June 30, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the six months ended June 30, 2010 and 2009, no sales revenue was recognized by the company.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the six months ended June 30, 2010 and 2009, we didn’t recognize cost of goods sold respectively.

Operating Expenses

During the six months ended June 30, 2010, our operating expenses were $368,311 as compared to $280,645 during the six-month period in 2009, an increase of $87,666 or 31%, mainly due to the increase of advertising expenses and other general and administrative expenses.

Net Income

For the six months ended June 30, 2010, we had a net loss of $267,951, or $0.01 per share, as compared with a net loss of $166,978 or $0.01 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of June 30, 2010, our customer deposit balance was $3,858,251.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of June 30, 2010, the short-term loans due to related parties had a balance of $4,321,284, and accrued interest of $305,903.

As of June 30, 2010, we had cash and cash equivalents balance of $487,648. For the six months ended June 30, 2010, our operating activities used $2,029,629 of net cash. During the six months ended June 30, 2010, our investing activities used $166,345 of net cash, mainly due to the construction in progress. For the same period, the financing activities provided net cash of $2,615,328 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At June 30, 2010, the balance of this separate account was $738,351. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold, 8 houses were reserved with clients’ deposits at June 30, 2010. We are currently applying with Beijing municipal and Changping district governmental agencies for the first-degree development right of the Second Phase of Dahua Garden. To date we have not received any licenses, permits or approvals from governmental authorities to commence our Second Phase construction. It is estimated that we need approximately $60.5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units (ii) customer deposits from our pre-sale of the housing units in the Second Phase and Xuanyuan Lakefront in Zhuolu,, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and June 30, 2010. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 4.     (Removed and Reserved)

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

DAHUA, INC.

By:	By:
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

August 15, 2010	August 15, 2010