Form 10-Q
period 2010-09-30
DAHUA INC
filed 2010-11-16
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49852

DAHUA INC.
(Exact name of small business issuer as specified in its charter)

Delaware	04-3616479
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, Officer Tower 3, Henderson Center, 18# Jianguomennei Street Dongcheng District, Beijing, China 100005
(Address of principal executive offices)

86-10-6518-0650
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of November 15, 2010

DAHUA INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,390	$65,801
Inventory-short-term	3,751,667	3,615,644
Prepaid expenses	18,281	42,603
Deferred taxes - current	665,513	480,700
Total Current Assets	4,879,851	4,204,748

Property, plant and equipment, net of accumulated depreciation	1,490,895	1,574,567

Construction in progress	188,867	-
Inventory-long-term	8,283,653	3,278,726
Net other receivables	9,493	4
Prepaid tax	613,730	569,340
Restricted cash	748,245	734,317
Total Assets	$16,214,734	$10,361,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$422,952	$423,940
Customer deposits	4,057,937	3,681,057
Short-term loans - related parties	7,445,743	1,683,423
Accrued interest - short-term loans, related parties	418,362	229,373
Other accruals	200,396	225,593
Total Current Liabilities	12,545,390	6,243,386

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(975,948)	(560,814)
Accumulated other comprehensive income	844,281	788,324
Total Dahua Inc. stockholders' equity	3,002,035	3,361,212

Non-controlling interest	667,309	757,104
Total Equity	3,669,344	4,118,316
Total Liabilities and Equity	$16,214,734	$10,361,702

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Sales revenues	$-	$-	$-	$-
Cost of goods sold	-	1,243,567	-	1,243,567
Gross profit	-	(1,243,567)	-	(1,243,567)
Expenses:
Advertising	49	-	17,540	-
Depreciation	37,778	26,483	114,525	81,443
Payroll expense	52,746	52,904	118,814	97,981
Other general and administrative	55,557	79,283	263,562	259,891

Total expenses	146,130	158,670	514,441	439,315
Income (loss) from operations	(146,130)	(1,402,237)	(514,441)	(1,682,882)

Other income (expense)
Interest expense	(105,109)	-	(177,685)	-
Interest income	105	384	237	2,733
Total other income (expense)	(105,004)	384	(177,448)	2,733

Income before income taxes	(251,134)	(1,401,853)	(691,889)	(1,680,149)

Income tax expense (benefit)	(67,156)	(350,463)	(172,972)	(420,037)

Net income (loss)	(183,978)	(1,051,390)	(518,917)	(1,260,112)
Less: Net income (loss) attributable to the noncontrolling interest	(36,795)	(210,278)	(103,783)	(252,022)
Net income (loss) attributable to Dahua Inc.	$(147,183)	$(841,112)	$(415,134)	$(1,008,090)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000	25,015,000	25,015,000

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(183,978)	$(1,051,390)	$(518,917)	$(1,260,112)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	49,024	1,330	69,946	2,961
Comprehensive income (loss)	$(134,954)	$(1,050,060)	$(448,971)	$(1,257,151)

Comprehensive (income) loss attributable to the noncontrolling interest	26,991	207,972	89,795	251,430
Comprehensive income (loss) attributable to Dahua Inc.	$(107,963)	$(842,088)	$(359,176)	$(1,005,721)

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(518,917)	$(1,260,112)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	114,525	81,443
Changes in operating assets and liabilities:
Inventory	(4,932,527)	(893,564)
Deferred taxes - current	(172,972)	(420,037)
Prepaid tax	(18,379)	(4,453)
Prepaid expenses	10,049	(17,930)
Accounts payable	(37,614)	(9,306)
Customer deposits	302,302	92,024
Accrued interest	181,777	33,911
Accrued obligation for free usage units	-	1,243,567
Other accruals	(294)	(9,227)

Net cash used in operating activities:	(5,072,050)	(1,163,684)

Cash Flows from Investing Activities:
Property, plant & equipment	(2,747)	(2,832)
Construction in progress	(185,940)	(187,408)
Proceeds from other receivables	-	127,125
Repayments of other receivables	(9,341)	-
Due from related parties	-	659

Net cash provided by (used in) investing activities:	(198,028)	(62,456)

Cash Flows from Financing Activities:
Advances of loans payable - related parties	5,641,571	1,159,617

Net cash provided financing activities:	5,641,571	1,159,617

Effect of rate changes on cash	7,096	115

Increase (decrease) in cash and cash equivalents	378,589	(66,408)

Cash and cash equivalents, beginning of period	65,801	176,935

Cash and cash equivalents, end of period	$444,390	$110,527

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$2,964

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at September 30, 2010.

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

Depreciation expense for the nine-month periods ended September 30, 2010 and 2009 was $114,525 and $81,443, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense amounted to $17,540 and $0 for the nine-month periods ended September 30, 2010 and 2009.

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

	For the three months ended		For the nine months ended
	2010	2009	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc.
common stockholders	$(147,183)	$(841,112)	$(415,134)	$(1,008,090)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000	25,015,000	25,015,000
Add: dilutive equity securities outstanding	-	-	-
Denominator for diluted EPS	25,015,000	25,015,000	25,015,000	25,015,000

EPS-Basic	$(0.01)	$(0.03)	$(0.02)	$(0.04)
EPS-Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The Company had no potentially dilutive securities outstanding at September 30, 2010.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at September 30, 2010 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. As of September 30, 2010, 67 units were sold, 8 units were reserved with clients’ deposits.

As of September 30, 2010, inventory in Beijing Dahua and project in Zhuolu was as follows:

	Inventory in Beijing Dahua	Inventory in Zhuolu Dahua	Inventory in Beijing Dahua
	Phase I		Phase II
September 30, 2010	$3,751,667	$4,769,435	$3,514,218
	3,751,667	4,769,435	3,514,218

5. Construction in progress

Construction in progress represents the cost of the expansion of the new building, which was transferred to fixed assets as Land and Buildings in 2009.  The purpose of the expansion is to add an  interlayer in the building to act as an exhibition hall of the company.  As of September 30, 2010, the balance of construction in progress was $188,867( including capitalized interest of $4,156).

6. Related Party Transactions

Short-term loans due to related parties had balances of $7,864,105 (including accrued interest) at September 30, 2010.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $418,362 for the nine month periods ended September 30, 2010. The interest amounts, which were accrued for the nine month periods ended September 30, 2010, were partly capitalized as construction in progress and the rest were expensed as interest expenses.

7. Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits at September 30, 2010 was $4,057,937. Of the 8 units reserved, one unit deposits are money received from bank arrangements (see note 8) in the amounts of $525,287. Accordingly, the bank has liens against this unit .

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Banks have withheld 5% of the loan, which was a percentage ranging from 5% to 20% in June 2006, and deposited such funds into a segregated account in each bank. At September 30, 2010, the balance of this separate account was $748,245. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Current:	2010	2009	2010	2009
Foreign	$-	$-	$-	$-
	-	-	-	-
Deferred:
Foreign	(67,156)	(350,463)	(172,972)	(420,037)
	(67,156)	(350,463)	(172,972)	(420,037)
Income tax expense (benefit)	$(67,156)	$(350,463)	$(172,972)	$(420,037)
A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Tax at statutory rate	$(67,156)	$(350,463)	$(172,972)	$(420,037)
Non-deductibe expenses	-	-	-	-
	$(67,156)	$(350,463)	$(172,972)	$(420,037)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of September 30, 2010 are as follows:
	September 30, 2010	December 31, 2009
Deferred tax assets - Tax NOL	$665,513	$480,700
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$665,513	$480,700

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
The company has a net operating loss carryforward of approximately $2,662,052 expiring in 2030 due to the reason that the company was in the process of construction and didn’t recognize sales revenue in these two years.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $665,513.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of September 30, 2010, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Others receivable

Others receivable primarily represent loans due from outside parties. As of September 30, 2010, the balance of others receivable (including accrued interest) was $9,493.  The loans due from outside parties carry an annual interest rate of 6 percent and are due within two years.  The company made a provision of $7,461 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

The Company leased in 1997 a pond and filled it and leveled up for land exploitation from an outside party for approximately $32,500 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments. In the year ended December 31, 2009 the Company paid approximately $38,061 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

2010	$32,500
2011	$32,500
2012	$32,500
2013	$32,500
2014	$32,500
Thereafter	$1,072,500
$1,235,000

14.	Recent Accounting Pronouncements

The Company has evaluated recent accounting standards updates through AU 2010-26, and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial statements or note disclosures.

15. Subsequent Events

In accordance with ASC Topic 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and found no subsequent events to report.

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

Overview

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of September 30, 2010, out of 75 luxury residential units, 67 units have been sold and 8 units were reserved with clients' deposits.

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

Changping district government publicized a new layout which was named Future Science & Technology Park at the beginning of this year. The newly publicized layout includes the plot which the company was applying for as the Second Phase of Dahua Garden.  The company was now negotiating with the Development and Construction Future Science & Technology Park of Beijing Co., Ltd about the compensation.

The company changed the operation plan and got another smaller plot south to the First Phase. The new Second Phase consists of four luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms, and a public service building. The company has got all the permits needed and are now in the process of construction.  The company planned to complete it in 2011.

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended September 30, 2010, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	September 30, 2010	June 30, 2010	December 31, 2009

Units sold	67	67	67
Units reserved with deposits	8	8	8

Total	75	75	75

	Nine months	Three months	Six months
	ended	ended	ended
	September 30, 2009	September 30, 2009	June 30, 2009
Houses sold	-	-	-
Houses reserved	-	-	-

For the three months ended September 30, 2010 and 2009, we didn’t recognize sales revenues from the sale of our housing units.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended September 30, 2010 and 2009, our cost of goods sold was $0 and $1,243,567, respectively. The difference was mainly due to the accrued liabilities for free usage units in the construction in progress in 2009.

Operating Expenses

For the three months ended September 30, 2010, our operating expenses were $146,130, a decrease of $12,540, or 7.9%, as compared to $158,670 for the same period of the prior year. The increase was mainly due to the decrease in the other general and administrative expenses.

Net Income

For the three months ended September 30, 2010, we had a net loss attributable to Dahua, Inc. of $147,183, or $0.01 per share, as compared with a net loss attributable to Dahua, Inc. of $841,112, or $0.03 per share, for the same period of the prior year mainly due to the decrease of cost of goods sold which decreased from $1,243,567 to $0.

For the Nine Months Ended September 30, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the nine months ended September 30, 2010 and 2009, no sales revenue was recognized by the company.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the nine months ended September 30, 2010 and 2009, our cost of goods sold was $0 and $1,243,567, respectively. The difference was mainly due to accrued liabilities for free usage units in the construction in progress in 2009.

Operating Expenses

During the nine months ended September 30, 2010, our operating expenses were $514,441 as compared to $439,315 during the nine-month period in 2009, an increase of $75,126 or 17.1%.  The increase was mainly due to new construction item in Zhuolu and therefore the increase in payroll expenses, advertising expenses and depreciation expenses.

Net Income

For the nine months ended September 30, 2010, we had a net loss attributable to Dahua, Inc. of $415,134, or $0.02 per share, as compared with a net loss attributable to Dahua, Inc. of $1,008,090 or $0.04 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of September 30, 2010, our customer deposit balance was $4,057,937.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow as long as there are funds available and we need it for our operations. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of September 30, 2010, the short-term loans due to related parties had a balance of $7,445,743, and accrued interest of $418,362.

As of September 30, 2010, we had cash and cash equivalents balance of $444,390. For the nine months ended September 30, 2010, our operating activities used $5,072,050 of net cash. During the nine months ended September 30, 2010, our investing activities used $198,028 of net cash, mainly due to the construction in progress. For the same period, the financing activities provided net cash of $5,641,571 as a result of proceeds from related party loans.

As of December 31, 2005, our First Phase of Dahua Garden was completed. We are now in the process of construction of the Second Phase of Dahua Garden. It is estimated that approximately $5 million is needed to complete the Second Phase.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At September 30, 2010, the balance of this separate account was $748,245. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold, 8 houses were reserved with clients’ deposits at September 30, 2010. We are now in the process of our Second Phase construction. It is estimated that we need approximately $5 million in order to complete our Second Phase project. We are also in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units (ii) customer deposits from our pre-sale of the housing units in the Second Phase and Xuanyuan Lakefront in Zhuolu,, and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately17% appreciation of the yuan against the U.S. dollar between July 21, 2005 and September 30, 2010. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

DAHUA, INC.

By: /s/ Yonglin Du	By: /s/ Meng Hua
Yonglin Du, Chief Executive Officer and President	Meng Hua, Chief Financial Officer

November 15, 2010	November 15, 2010