Form 10-K
period 2010-12-31
DAHUA INC
filed 2011-05-04
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant had submitted and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). The registrant has not been phased into the Interactive Data reporting system. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated flier,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):  Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

The number of shares outstanding of Registrant's common stock as of March 31, 2011 was 25,015,000.

DAHUA INC.

FORM 10-K
For the Year Ended December 31, 2010

PART I

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

The construction began in July 2003 and was completed in December 2005. As of December 31, 2010, 67 units have been sold, 8 units were reserved with clients' deposits.

New projects in progress

Changping District government publicized a new layout which was named Future Science & Technology Park at the beginning of 2010. The newly publicized layout includes the plot which the company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Development and Construction Future Science & Technology Park of Beijing Co., Ltd concerning future compensation to Dahua Real Estate for costs incurred during Phase II construction.

The Company changed the operation plan and got another smaller plot south to the First Phase. The new Second Phase consists of four luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms, and a public service building. The Company has got all the permits needed and is now in the process of construction.  The Company plans to complete it in 2011.

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd. (“Zhuolu Dahua Real Estate”) which was established on May 21, 2008 and was wholly-owned by Beijing Dahua  Real Estate, engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province. The first phase of this project, known as Xuanyuan Lakefront, consists of 246 villas, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms.

Zhuolu County, located 2 hours north of Beijing is said to be the birthplace of the Chinese nation. Historical records and explorations indicate that it is an ancient battlefield where three Emperors - Huang, Yan and Chiyou held a fight. Emperor Huang allied with Yan, and defeated Chiyou. The winners merged their languages, customs, and living habits, to form the Huaxia people, predecessor of the Han people, the principal part of the Chinese nation. Today, most of Chinese people still call themselves "descendants of Emperor Huang and Yan ", and Zhuolu is the place where all these stories began. Therefore, every year it attracts numerous visitors from all over China, even the world, to come here for a "root-searching journey".

Besides its historical significance, summer in Zhuolu is delightfully cool due to its geological conditions, with temperatures ranging from 20℃ to 30℃. Each summer, many people from Beijing or nearby cities come here for recreation to escape from scorching heat and polluted air. A huge variety of vegetables grow here, including tomatoes, peas, potatoes, cucumbers, eggplants, etc. Urban people can taste the freshest vegetables, along with mineral spring water locals have drunk for generations.

Located east of Zhuolu and 2 hours drive from Beijing central region by Highway, Xuanyuan Lakefront is near the Xuanyuan lake, a beautiful and tranquil lake. There is also a spring called Emperor Huang spring nearby. In legend, while fighting against Chiyou, Emperor Huang often bathed in the spring to recover his strength quickly and think out ways to deal with his enemy. The water from this spring is natural mineral water containing healthy minerals and trace elements. Morever, Xuanyuan Lakefront is next to an apricot orchard. During springtime the trees will be in full blossom and the air is full of sweet scent.

Since acquiring the land, we have been working on applying for construction permit approval necessary for development and have already received the following permits from the local government.

o    National land use permit
o   Construction land planning permit
o   Construction engineering planning permit
o   Project construction permit

The Company is now in the process of developing this project. As of December 31, 2010, 22 units were reserved with clients' deposits.

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

We use, to the extent feasible, standardized materials in our commercial construction and homebuilding operations in order to permit efficiencies in construction and material purchasing that can result in higher margins. Our subcontractors generally negotiate the purchase of major raw material components such as concrete, lumber and structural steel. They are responsible for what they purchase and for what they pay. Raw materials used in our operations are generally readily available from a number of sources but prices of such raw materials may fluctuate due to various factors, including supply and demand.

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

The units available for sale are subject to government inspections prior to transfer of title to buyers. The purpose of the inspection is to ensure that real estate developers adhere to government standards of quality and safety.

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

Homes are sometimes sold prior to or during construction using sales contracts which are accompanied by cash deposits. After receiving the Residential Housing Pre-sale Permit issued by the government, we, the developer, are permitted by government authorities to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and the buyer, a deposit, ranging from 10% to 20% of the sales price, is required to be made to the developer, which we use to construct our residential units. As of December 31, 2010, the balance of our customer deposits was $5,765,711.

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

Home Buyer Financing and Deed Application

We do not provide financing to prospective homebuyers. Approximately 25% of homebuyers in China currently use their savings or funds from their relatives to pay for the houses they buy. We are permitted to sell our homes before they are built. It usually takes 18 to 20 months from ground breaking to completion, within which the homebuyers make installment payments to the developer. At the time of completion and delivery, the purchase price will have been paid in full. After viewing the model units, the potential buyer usually leaves 30,000 yuan, or $4,530, refundable deposit, upon receipt of which we will hold the unit for that buyer. The potential buyer may withdraw the commitment within two weeks and receive a full refund of said deposit. The parties may also enter into a binding contract, and the buyer is required to make a 10% to 20% down payment at the time of signing. Thereafter, the buyer makes installment payments every 2 to 3 months until the purchase price is paid in full. The actual payment terms vary on a case-by-case basis depending on negotiations.

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

The life of a mortgage loan in China can be up to 30 years. Because our project is considered luxury housing, the maximum life of mortgage loans is 20 years. The mortgage rates, which are flexible in nature, are dictated by the Chinese central government based on prime commercial lending rates from time to time. Due to competition among lending institutions, mortgage rates can be adjusted downward by up to 10%. The mortgage rates currently range from 6.1% to 6.6%, which are applied to primary residence and second home, respectively.

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

Environmental Matters

We are subject to China's national and local environmental protection laws. These laws could hold us liable for the costs of removal and remedy of certain hazardous substances or wastes released on our property regardless of whether we were responsible for the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remedy them, may have a material adverse effect on our results of operations and financial condition. As of December 31, 2010, we are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with our property and operations. To date, we have not incurred any costs in complying with environmental laws and regulations. We believe that we are in material compliance with these laws and regulations.

Patents and Trademarks

We do not own any patents or trademarks.

Product Research and Development

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2010, we had 65 full-time employees. The increase was mainly due to the construction of DAHUA Phase II and Zhuolu. We expect that there will be no significant changes in the number of employees in the coming twelve months. None of our employees is represented by trade unions. We consider our employee relations to be satisfactory.

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

We began our clubhouse construction in April 2007 and completed the construction in December 2009. The Company made an expansion in 2010 to add an interlayer in the building acting as an exhibition hall of the Company.  The expansion was over in December 31, 2010 and the cost was transferred to the fixed assets as Land and buildings.

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

We may finance our investments through both public and private secured and unsecured debt offerings, as well as public and private placements of our equity securities. The equity securities may include both common and preferred equity issues. There are currently no restrictions on the amount of debt that we may incur. Since inception, our operating activities have been mainly financed by equity capital, an unsecured line of credit provided by Dahua Group, our affiliate, and purchaser deposits received from our pre-sale of the units of Dahua Garden and Zhuolu.

Description of Real Estate and Operating Data

One of our completed real estate projects is the First Phase of Dahua Garden, which is located in the northern suburban areas of Beijing, China, approximately 20 kilometers from the downtown of Beijing. It consists of 75 luxurious residential units, each ranging from 2,000 to 5,000 square feet in size with 3 to 4 bedrooms. The residential units are constructed on a piece of land, approximately 20,000 square meters. The construction of all of the units has been completed and they are being sold to the public. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on April 27, 2073, but we own all the residential units constructed thereon until such units are sold. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

Changping District government publicized a new layout which was named Future Science & Technology Park at the beginning of 2010. The newly publicized layout includes the plot which the Company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Changping District about the Development and Construction of the Future Science & Technology Park of Beijing Co., Ltd for compensation to cover costs, already incurred by the Company, for Phase II.

The Company changed the operation plan and got another smaller plot south of the First Phase. The new Second Phase consists of four luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms, and a public service building. The Company has got all the permits needed and is now in the process of construction.  The Company plans to complete development in 2011.

We, through our subsidiary Zhuolu Dahua Real Estate which was established on May 21, 2008 and is wholly-owned by Beijing Dahua  Real Estate, are engaging in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The residential units are constructed on a piece of land, approximately 31,200 square meters. We have received all the permits needed and are now in the process of construction. As the developer, we do not have title to the land, the use of which is licensed from the Chinese government for a period of 70 years expiring on March 25, 2078, but we own all the residential units constructed thereon until such units are sold. There are no material mortgages, liens or other encumbrances against the land or residential units. Upon conveyance of title to the residential units to the buyer, the land use rights will be passed to the buyer.

Item 3.   Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us.

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "DHUA.OB" since December 14, 2007.  Trading in our common stock has been minimal with limited or sporadic quotations and there is no established public trading market for our shares.   On March 30, 2011, our stock was downgraded to the OTC Pink Sheets market under the same symbol.  There has been no trading of our stock on the OTC Pink market.

Holders

As of December 31, 2010, there were 111 holders of record for our common shares. We have only one class of stock outstanding.

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

Rule 144 Shares

As of December 31, 2010, there were 25,015,000 shares of common stock issued and outstanding, of which 17,452,000 are “restricted securities”, as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

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

We, through our subsidiary Beijing Dahua Real Estate Development Ltd., are engaged in the business of development, construction and sale of luxury residential single-family homes in Beijing, China. In July 2003, we began to develop our first real estate project, Dahua Garden (the "First Phase"), which consists of 75 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The construction site is located at the northern skirt of Beijing, China. The construction began in July 2003 and was completed in December 2005. As of December 31, 2010, out of 75 luxury residential units, 67 units have been sold, 8 units were reserved with clients' deposits.

On May 21, 2008 we established Zhuolu Dahua Real Estate Development Ltd which was wholly-owned by Beijing Dahua Real Estate Development Ltd. and engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province which is about 140 kilometers faraway from Beijing. The first phase of the project which is known as Xuanyuan Lakefront will consist of 246 luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. We have got all the permits needed and are now in the process of construction. The company wants to create a demonstration base of ecological buildings circumjacent to Beijing. As of December 31, 2010, 22 units were reserved with clients' deposits.

Changping District government publicized a new layout which was named Future Science & Technology Park at the beginning of 2010. The newly publicized layout includes the plot which the company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Changping District about the Development and Construction of the Future Science & Technology Park of Beijing Co., Ltd about future compensation to Dahua Real Estate for cost incurred during the development of Phase II.

The Company changed the operation plan and got another smaller plot south of the First Phase. The new Second Phase consists of four luxury residential units, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms, and a public service building. The Company has got all the permits needed and is now in the process of construction.  The company plans to complete development  in 2011.

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was substantially completed in December 2005. As of December 31, 2010, we have sold 67 units out of 75 units.  We recognized sales revenues of $0 and $2,545,171 from the sale of our housing units, for the years ended December 31, 2010 and 2009, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the years ended December 31, 2010 and 2009, our cost of goods sold was $0 and $3,499,839 respectively.

Operating Expenses

For the year ended December 31, 2010, our operating expenses increased by $1,161,342, or 209%, to $1,715,991 from $554,649 in the prior year, mainly due to the impairment loss of inventory which totaled 727,759 for the year ended December 31, 2010. Changping District government publicized a new layout which was named Future Science & Technology Park at the beginning of 2010. The newly publicized layout includes the plot which the Company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Changping District about the Development and Construction of the Future Science & Technology Park of Beijing Co., Ltd for compensation to cover costs, already incurred by the Company, for Phase II.  The Company booked the cost incurred as impairment loss.

The payroll expense also increased $100,859. Because the Company is currently ramping-up construction of our Zhoulu Dahua Real Estate project and have added additional employees.  The Company has also increased its advertising efforts for the Zhoulu Dahua Real Estate project, and has seen an increase of $47,619 in advertising expense. Other general and administrative expenses increased $240,163, or 79% over the prior year due, primarily due to increases in indirect utilities and repairs to homes in phase one.  The Company was also litigated against and was required to pay the defendant approximately $26,000 in damages.

Net Income

For the year ended December 31, 2010, we had net loss of $1,156,574 or $ 0.05 per share, as compared with net loss of $902,327, or $0.04per share, for the year of 2009.  As the Company continues to ramp-up development of the Zhoulu Dahua Real Estate project, it will continue to absorb expenses related to operation and cost of sales, without seeing immediate increases in revenues.  Once homes are complete, the Company will begin to recognize revenues matched to current expenses.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built for the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. As of December 31, 2010, our customer deposit balance was $5,765,711.

We also borrow from time to time based on a verbal line of credit agreement from Dahua Group, our affiliate. There was no written line of credit agreement until June 20, 2005, to recapture the credit arrangement. The funds borrowed are unsecured and there is no upper limit on the amount of money that we can borrow. The money we borrow under this arrangement bears interest at an annual rate of 6%, repayable within 30 days upon demand by the lender. As of December 31, 2010, the short-term loans due to related parties had balance of $9,175,967, plus accrued interest of $561,893.

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

As of December 31, 2010, we had cash and cash equivalent balance of $64,402. For the year ended December 31, 2010, our operating activities used $6,934,371 of net cash, largely due to the increase of inventory. For the year ended December 31, 2010, the investing activities used $347,311 of net cash, mainly due to the expansion of the clubhouse and due from related parties. For the same period, the financing activities provided $7,278,316 of net cash, which was due to advances of loan payable to related parties.

We are also now in the process of construction of the project in Zhuolu through our subsidiary Zhuolu Dahua Real Estate Development Ltd. The first phase of Xuanyuan Lakefront will consist of 246 luxury residential units. It is estimated that approximately $17.5 million is needed to complete the project.

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

Off-balance sheet arrangements

We entered into an agreement with a bank that extended mortgage loans to our home buyers, whereby we agreed to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in the bank. At December 31, 2010, the balance of this separate account was $759,580. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits. See Note 8 of Notes to the Consolidated Financial Statements for further details.

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

WE WILL NEED ADDITIONAL FINANCING TO CARRY OUT THE PROJECT IN ZHUOLU. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY HAVE TO DELAY THE IMPLEMENTATION OF OUR PROJECTS, AND OUR ABILITY TO INCREASE REVENUE WILL BE MATERIALLY IMPAIRED.

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold and 8 houses were reserved with clients’ deposits at December 31, 2010. We are now in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 million in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

CHANGPING DISTRICT GOVERNMENT PUBLICIZED A NEW LAYOUT WHICH AFFECTED OUR ORIGINAL SECOND PHASE

Changping district government publicized a new layout which was named Future Science & Technology Park at the beginning of this year. The newly publicized layout includes the plot which the company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Changping District about the Development and Construction of the Future Science & Technology Park of Beijing Co., Ltd about compensating Dahua Real Estate for costs incurred during our development of Phase II. Our operation will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and December 31, 2010. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to Investment in Our Securities

OUR COMMON STOCK IS QUOTED ON THE OVER-THE-COUNTER PINK SHEETS WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE.

Because our common stock is quoted on the OTC Pink Sheets, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media of us.  As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

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

Dahua, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dahua, Inc.
Beijing, the People's Republic of China

We have audited the consolidated balance sheets of Dahua, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dahua, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Salt Lake City, Utah
April 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

DAHUA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$64,402	$65,801
Inventory-short-term	3,799,024	3,615,644
Prepaid expenses	18,497	42,603
Total Current Assets	3,881,923	3,724,048

Property, plant and equipment, net of accumulated depreciation	1,648,108	1,574,567

Deferred taxes	930,291	480,700
Due from related parties	173,046	-
Inventory-long-term	11,096,095	3,278,726
Other receivables, net	910	4
Prepaid tax	620,620	569,340
Restricted cash	759,580	734,317
Total Assets	$19,110,573	$10,361,702

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$409,091	$423,940
Customer deposits	5,765,711	3,681,057
Short-term loans - related parties	9,175,967	1,683,423
Accrued interest - short-term loans, related parties	561,893	229,373
Other accruals	255,827	225,593
Total Current Liabilities	16,168,489	6,243,386

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(1,717,388)	(560,814)
Accumulated other comprehensive income	1,003,912	788,324
Total Dahua Inc. stockholders' equity	2,420,226	3,361,212

Non-controlling interest	521,858	757,104
Total Equity	2,942,084	4,118,316
Total Liabilities and Equity	$19,110,573	$10,361,702

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2010	2009
Revenues:
Sales revenues	$-	$2,545,171
Cost of goods sold	-	3,499,839
Gross profit	-	(954,668)
Expenses:
Advertising	47,619	-
Bad-debts	-	797
Depreciation	153,001	107,262
Payroll expense	241,660	140,801
Impairment loss	727,759	-
Other general and administrative	545,952	305,789

Total expenses	1,715,991	554,649
Income (loss) from operations	(1,715,991)	(1,509,317)

Other income (expense)
Other income	11,817
Interest income	3,331	5,438
Total other income (expense)	15,148	5,438

Income before income taxes	(1,700,843)	(1,503,879)

Income tax expense (benefit)	(255,126)	(375,970)

Net income (loss)	(1,445,717)	(1,127,909)
Less: Net income (loss) attributable to the non-controlling interest	(289,143)	(225,582)
Net income (loss) attributable to Dahua Inc.	$(1,156,574)	$(902,327)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.05)	$(0.04)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(1,445,717)	$(1,127,909)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	269,485	4,432
Comprehensive income (loss)	$(1,176,232)	$(1,123,477)

Comprehensive loss (income) attributable to the non-controlling interest	235,246	224,696
Comprehensive income (loss) attributable to Dahua Inc.	$(940,986)	$(898,781)

See accompanying notes to consolidated financial statements

DAHUA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,275,632)	$(1,127,909)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	153,001	107,262
Changes in operating assets and liabilities:
Inventory	(7,617,282)	1,945,709
Deferred taxes	(425,211)	(375,970)
Prepaid tax	(18,111)	133,466
Prepaid expenses	10,104	(17,880)
Accounts payable	(56,273)	114,608
Customer deposits	1,927,531	(1,759,647)
Accrued interest	318,318	39,091
Restricted cash	(2,424)	(2,393)
Other accruals	51,608	(25,806)

Net cash used in operating activities:	(6,934,371)	(969,469)

Cash Flows from Investing Activities:
Property, plant & equipment	(177,146)	(138,850)
Proceeds from other receivables	-	161,568
Other receivables repayments	(886)	-
Due from related parties	(169,279)	659

Net cash provided by (used in) investing activities:	(347,311)	23,377

Cash Flows from Financing Activities:
Advances of loans payable - related parties	7,278,316	834,840

Net cash provided financing activities:	7,278,316	834,840

Effect of rate changes on cash	1,967	118

Increase (decrease) in cash and cash equivalents	(1,399)	(111,134)

Cash and cash equivalents, beginning of period	65,801	176,935

Cash and cash equivalents, end of period	$64,402	$65,801

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$14,645

See accompany notes to consolidated financial statements

DAHUA
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		other	Non-controlling
	Common	Common	Paid in	Retained	comprehensive	Interest	Total
	Share	Stock	Capital	Earnings	Income	20%	Equity

Balance January 1, 2009	25,015,000	$2,502	$3,131,200	$341,513	$784,778	$981,800	$5,241,793
Net Income (loss)				(902,327)		(225,582)	(1,127,909)
Foreign currency translation					3,546	886	4,432

Balance December 31, 2009	25,015,000	$2,502	$3,131,200	$(560,814)	$788,324	$757,104	$4,118,316

Net Income (loss)				(1,156,574)		(289,143)	(1,445,717)
Foreign currency translation					215,588	53,897	269,485

Balance December 31, 2010	25,015,000	$2,502	$3,131,200	$(1,717,388)	$1,003,912	$521,858	$2,942,084

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the People’s Republic of China (“PRC”). All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at December 31, 2010.

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

Depreciation expense for the years ended December 31 2010 and 2009 was $153,001 and $107,262, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expense amounted to $47,619 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$(1,156,574)	$(902,327)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,015,000

EPS – Basic	$(0.05)	$(0.04)

EPS – Diluted	$(0.05)	$(0.04)

The Company had no potentially dilutive securities outstanding at December 31, 2010 and 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has available cash and cash equivalents of approximately $64,402 at December 31, 2010 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with related parties. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at December 31, 2009 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. Of all the units completed in Beijing Dahua Phase I and Zhuolu Dahua, as of December 31, 2010, 67 units were sold, 30 units were reserved with clients’ deposits.

As of December 31, 2010 and 2009, inventory in Beijing Dahua and project in Zhuolu was as follows:

	Inventory in Beijing Dahua	Inventory in Zhuolu	Inventory in Beijing Dahua
	Phase I	Dahua	Phase II
December 31, 2010	$3,799,024	$6,871,818	$4,224,277
	3,799,024	6,871,818	4,224,277

	Inventory in Beijing Dahua	Inventory in Zhuolu	Inventory in Beijing Dahua
	Phase I	Dahua	Phase II
December 31, 2009	$3,615,644	$2,186,142	$1,092,584
	3,615,644	2,186,142	1,092,584

5. Property, plant and equipment

Property, plant & equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets.  Property, plant and equipment for December 31, 2010 and 2009 are as following:

	2010	2009
Land and building	$1,433,382	$1,213,000
Computers	62,068	58,130
Telephone	3,394	3,282
Office equipment	108,411	103,999
Motor vehicles	573,677	559,717

Sub Total	2,180,932	1,938,128
Accumulated Depreciation	(532,824)	(363,561)
Total	$1,648,108	$1,574,567

6. Related Party Transactions

Short-term loans due to related parties had balances of $9,175,967 and $1,683,423 (not including accrued interest) at December 31, 2010 and 2009 respectively.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $561,893 and $229,373 for the years ended December 31, 2010 and 2009 respectively.

Due from related parties has a balance of $173,046 at December 31, 2010.  It represents the money that Zhuolu Dahua Wine Brew House (“Dahua Wine”), whose president was also Mr. Du Yong-lin borrowed from the company to buy the equipment. The Company has concluded that this related party loan between the Company and Dahua Wine constituted a prohibited transaction under Section 402 of the Sarbanes-Oxley Act of 2002.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits was $5,765,711 and $3,681,057 at December 31, 2010 and 2009 respectively. Of all the 30 units reserved, one unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $531,505. Accordingly, the bank has liens against this unit.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At December 31, 2010 and 2009, the balance of this separate account was $759,580 and $734,317 respectively. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

The Company made a provision for sales tax, which totaled $0 and $152,775 respectively for the year ended December 31, 2010 and 2009. The sales tax is calculated on the basis of sales revenues. The provision for sales tax is included as part of cost of goods sold. The Company made no provision for sales tax because the Company did not recognize sales revenue in 2010.

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
Current:	2010	2009
Foreign	$-	$-

Deferred:
Foreign	(255,126)	(375,970)
	(255,126)	(375,970)
Income tax expense (benefit)	$(255,126)	$(375,970)

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follow

	Year Ended December 31,
	2010	2009
Tax at statutory rate	$(255,126)	$(375,970)
Non-deductible expenses	-	-
	$(255,126)	$(375,970)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes.  Total deferred tax assets and liabilities as of December 31, 2010 are as follows:

	Year Ended December 31,
	2010	2009
Deferred tax assets - Tax NOL	$930,291	$480,700
Deferred tax liabilities	-	-
Net deferred tax asset (liability)	$930,291	$480,700

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

The company has a net operating loss carryforward of approximately $3,721,164 expiring in 2030 due to the reason that the company was in the process of construction and didn’t recognize sales revenue in these two years.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $930,291.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of December 31, 2010, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Other receivables

Other receivables primarily represent loans due from outside parties. As of December 31, 2010, the balance of others receivable was $8,460.  The company made a provision of $7,550 for bad-debts for other receivable for the reason that collection of the full amount becoming questionable

13.   Leases

The Company leased in 1997 a pond and filled it and leveled up for land exploitation from an outside party for approximately $ 32,500 per year which will end in 2047. This lease is for an initial term of 50 years and requires fixed annual payments. In the year ended December 31, 2010 the Company paid approximately $38,404 for the lease payment. These leases contain renewal and right of first refusal options and require the adherence to certain covenants and conditions. Rental expense is recognized on the straight-line basis, although rental payments vary over the lease terms. Future minimum lease payments are as follows:

 Year ending December 31,
2011	$32,500
2012	$32,500
2013	$32,500
2014	$32,500
2015	$32,500
Thereafter	$1,040,500
$1,203,000

14.  Accounting Standards Updates

The Company has evaluated recent accounting standards updates through AU 2011-02, and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial statements or note disclosures.

15. Subsequent Events

The Company has evaluated all subsequent events through the date that these consolidated financial statements were issued.  Per our evaluation, we noted no significant subsequent event that requires disclosure.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A (T).  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Company’s management concluded that disclosure controls and procedures were not effective as of December 31, 2010.

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

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that material weaknesses existed as of December 31, 2010 with respect to compliance with Section 402 of the Sarbanes-Oxley Act of 2002.  As reported in the Company’s Annual Report on Form 10-K, the Company concluded that certain related party loans between the Company and Zhuolu Dahua Wine Brew House (“Dahua Wine”), constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.  Because of the Company’s inability to eliminate the occurrence of related party loans, which were paid back subsequent to the year-end, the Company concluded that a material weakness continues to exist with respect to its compliance with Section 402 of the Sarbanes-Oxley Act of 2002. Based on that evaluation, the Company’s management concluded that because of the existence of certain related party loans in violation of Section 402 of the Sarbanes-Oxley Act of 2002 contributed to in part by a lack of review and approval of these related party loans by independent directors constituting a significant deficiency in internal control over financial reporting, and that internal controls over financial reporting were not effective as of December 31, 2010.

(c) Changes in internal controls over financial reporting.

During the fourth quarter ended on December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year.

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

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Du Yonglin	69	President, Chief Executive Officer and Director
Wang Wulong	71	Director
Meng Hua	35	Chief Financial Officer
Zeng Qinna	33	Corporate Secretary

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

          3.     Being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

          4.    Being found by a court of competent jurisdiction, in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. To our knowledge, for the year ended December 31, 2010, based solely on a review of the copies of such reports furnished to us and representations by these individuals that no other reports were required during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

Item 11.  Executive Compensation

Summary Compensation Table

SUMMARY COMPENSATION TABLE

						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Yonglin Du	2010	29,542	-	-	-	-	-	-	29,542
CEO and	2009	29,290	-	-	-	-	-	-	29,290
President
Hua Meng	2010	14,180	-	-	-	-	-	-	14,180
CFO	2009	8,787	-	-	-	-	-	-	8,787

(i)  The annual salaries paid Mr. Du were 200,000 yuan, or approximately $29,542, and Ms. Meng 96,000 yuan, or approximately $14,180, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011, each person who is known by us to own beneficially more than 5% of our outstanding common stock. We have only one class of securities outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class
Common Stock	Yonglin Du	1,900,000 shares	7.60%
	8th Floor, Officer Tower 3,
	Henderson Center,
	18# Jianguomennei Street
	Dongcheng District,
	Beijing, China 100005

Security Ownership of Management

The following table sets forth certain information, as of March 31, 2011, as to each class of our equity securities beneficially owned by all of our directors and nominees, each of the named executive officers, and our directors and executive officers as a group.

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

Related Party Transaction

Set forth below is a chart of all related party transaction (lines of credit) extended to us as of December 31, 2010:

Party	Current Loan Balance	Date
Dahua Project Management Group	$2,889,263	October 2001
Donghui Du	8,014	December 2001
Dahua Weiye Investment Co.	6,120,809	February 2009
Dahua Farming	157,881	October 2001
Total	$9,175,967
Party	Current Receivables	Date
	Balance
Dahua Wine	$173,046	October 2010
Total	$173,046
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

Dahua wine is also a company in which Mr. Yonglin Du, our president and CEO, holds an executive position. It borrowed money from the Company for short-term setting up cost which are due within a year.

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

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Registration Statement on Form SB-2 filed on February 8, 2005, Commission File No. 333-122622).

21	Subsidiaries of the Registrant (Incorporated by reference to Registration Statement on Form SB-2/A filed on November 14, 2005, Commission File No. 333-122622).

31.1	Section 302 Certification by CEO.

31.2	Section 302 Certification by CFO.

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO.

Item 15   Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee category	2010	2009
Audit fees	$47,000	$42,000
Audit-related fees	-	-
Tax fees	4,500	3,850
All other fees	-	-
Total fees	$51,500	$45,850

Audit Fees consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

As of December 31, 2010, we did not have an audit committee. Our Board of Directors reviewed and pre-approved all audit and non-audit services provided by Child, Van Wagoner & Bradshaw, PLLC and has determined that the firm's provision of such services to us during fiscal 2010 is compatible with and did not impair the independence of Child, Van Wagoner & Bradshaw, PLLC. It is the practice of our Board of Directors to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAHUA, INC.

Date: May 4, 2011

By: /s/ Yonglin Du
Yonglin Du, President and
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Yonglin Du	May 4, 2011
Yonglin Du, President, Chief Executive Officer	Date
and Director (Principal Executive Officer)

/s/ Hua Meng	May 4, 2011
Hua Meng, Chief Financial Officer	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/ Wulong Wang	May 4, 2011
Wulong Wang, Director	Date