Form 10-Q
period 2011-03-31
DAHUA INC
filed 2011-06-02
CIK 1169354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,015,000 shares of common stock, par value $.0001, as of May 15, 2011.

DAHUA INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

DAHUA, INC.
Consolidated Balance Sheets (unaudited)

	March 31, 2011	December 31, 2010
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$151,861	$64,402
Inventory-short-term	3,837,440	3,799,024
Prepaid expenses	18,684	18,497
Total Current Assets	4,007,985	3,881,923

Property, plant and equipment, net of accumulated depreciation	1,623,501	1,648,108

Deferred taxes	987,198	930,291
Due from related parties	146,781	173,046
Inventory-long-term	11,535,676	11,096,095
Other receivables, net	14,214	910
Prepaid tax	651,324	620,620
Restricted cash	767,337	759,580
Total Assets	$19,734,016	$19,110,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$413,228	$409,091
Customer deposits	6,364,498	5,765,711
Short-term loans - related parties	9,194,400	9,175,967
Accrued interest - short-term loans, related parties	706,402	561,893
Other accruals	226,150	255,827
Total Current Liabilities	16,904,678	16,168,489

Dahua Inc. stockholders' equity:
Preferred stock: par value $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.0001; 80,000,000 shares authorized;
25,015,000 shares issued and outstanding	2,502	2,502
Additional paid-in capital	3,131,200	3,131,200
Retained earnings (deficit)	(1,830,894)	(1,717,388)
Accumulated other comprehensive income	1,027,222	1,003,912
Total Dahua Inc. stockholders' equity	2,330,030	2,420,226

Non-controlling interest	499,308	521,858
Total Equity	2,829,338	2,942,084
Total Liabilities and Equity	$19,734,016	$19,110,573

See accompanying notes to unaudited consolidated financial statements

DAHUA, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three ended March 31,
	2011	2010
Revenues:
Sales revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Expenses:
Depreciation	41,095	38,788
Payroll expense	54,589	29,882
Other general and administrative	101,313	117,814

Total expenses	196,997	186,484
Income (loss) from operations	(196,997)	(186,484)

Other income (expense)
Other expense	(861)	-
Other income	8,590	-
Interest expense	-	(12,732)
Interest income	91	19
Total other income (expense)	7,820	(12,713)

Income before income taxes	(189,177)	(199,197)

Income tax expense (benefit)	(47,294)	(49,799)

Net income (loss)	(141,883)	(149,398)
Less: Net income (loss) attributable to the non-controlling interest	(28,377)	(29,880)
Net income (loss) attributable to Dahua Inc.	$(113,506)	$(119,518)

Earnings per share - basic and diluted:
Net income (loss) attributable to Dahua Inc. common stockholders	$(0.00)	$(0.00)

Weighted -average shares outstanding, basic and diluted	25,015,000	25,015,000

Dahua Inc. Comprehensive Income (loss)
Net income (loss)	$(141,883)	$(149,398)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	29,137	1,136
Comprehensive income (loss)	$(112,746)	$(148,262)

Comprehensive loss (income) attributable to the non-controlling interest	22,550	29,653
Comprehensive income (loss) attributable to Dahua Inc.	$(90,196)	$(118,609)

See accompanying notes to unaudited consolidated financial statements.

DAHUA, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(141,883)	$(149,398)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	41,095	38,788
Bad debt	7,626	-
Changes in operating assets and liabilities:
Inventory	(325,957)	(366,639)
Deferred taxes	(47,294)	(49,799)
Prepaid tax	(24,322)	(33,251)
Prepaid expenses	-	10,019
Customer deposits	538,143	-
Accrued interest	138,226	12,913
Restricted cash	(75)	-
Other accruals	(32,124)	(5,135)

Net cash provided by (used in) operating activities:	153,435	(542,502)

Cash Flows from Investing Activities:
Property, plant & equipment	-	(688)
Construction in progress	-	(24,350)
Other receivables repayments	(20,863)	(7,941)
Due from related parties	27,894	-

Net cash (used in) provided by investing activities:	7,031	(32,979)

Cash Flows from Financing Activities:
Advances of loans payable - related parties	(74,035)	583,302

Net cash provided by (used in) financing activities:	(74,035)	583,302

Effect of rate changes on cash	1,028	20

Increase (decrease) in cash and cash equivalents	87,459	7,841

Cash and cash equivalents, beginning of period	64,402	65,801

Cash and cash equivalents, end of period	$151,861	$73,642

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$4,903	$-

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. The Company had no trade accounts receivable at March 31, 2011.

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

Depreciation expense for the years ended March 31,  2011 and 2010 was $41,095 and $38,788, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the three month periods ended March 31, 2011 and 2010.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States (“US”) dollars. The functional currency is the Chinese Yuan Renminbi (“RMB”) of the PRC. The consolidated financial statements are translated into US dollars from RMB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

	For the three months ended
	March 31, 2011	March 31, 2010

NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to Dahua, Inc.
common stockholders	$(113,506)	$(119,518)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	25,015,000	25,015,000
Add: dilutive equity securities outstanding	-	-
Denominator for diluted EPS	25,015,000	25,015,000

EPS-Basic	$(0.00)	$(0.00)
EPS-Diluted	$(0.00)	$(0.00)

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

The Company has available cash and cash equivalents of approximately $151,861 at March 31, 2011 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with related parties. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

4．Inventory

Inventories consist primarily of compulsory land acquisition and removal compensation costs, prophase engineering cost, infrastructure cost, capitalized interest, indirect development costs, auxiliary public establishment costs and construction and installation project costs, etc in Zhuolu Dahua and Dahua Phase II. It also represents completed houses available for sale at March 31, 2011 in Beijing Dahua. During 2005, the Company completed its housing construction of the First Phase of Dahua Garden. Of all the units completed in Beijing Dahua Phase I and Zhuolu Dahua, as of March 31, 2011, 67 units were sold, 33 units were reserved with clients’ deposits.

As of March 31, 2011 and December 31, 2010, inventory in Beijing Dahua and project in Zhuolu was as follows:

	Inventory in Beijing Dahua	Inventory in Zhuolu	Inventory in Beijing Dahua
	Phase I	Dahua	Phase II
March 31, 2011	$3,837,440	$7,062,686	$4,472,990
	3,837,440	7,062,686	4,472,990

	Inventory in Beijing Dahua	Inventory in Zhuolu	Inventory in Beijing Dahua
	Phase I	Dahua	Phase II
December 31, 2010	$3,799,024	$6,871,818	$4,224,277
	3,799,024	6,871,818	4,224,277

5. Property, plant and equipment

Property, plant & equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets.  Property, plant and equipment for March 31, 2011 and December 31, 2010 are as following:

	2011	2010
Land and building	$1,443,419	$1,428,969
Computers	62,503	61,877
Telephone	3,417	3,383
Office equipment	109,170	108,077
Motor vehicles	582,820	576,985

Sub Total	2,201,329	2,179,291
Accumulated Depreciation	(577,828)	(531,183)
Total	$1,623,501	$1,648,108

6. Related Party Transactions

Short-term loans due to related parties had balances of $9,194,400 and $9,175,967 ( not including accrued interest) at March 31, 2011 and December 31, 2010 respectively.  The loans carry an annual interest rate of 6 percent and are due on demand.  Interest accrued on the loans was $706,402 and $561,893 for the three months ended March 31, 2011 and December 31, 2010 respectively.

Due from related parties has a balance of $146,781 at March 31, 2011.  It represents the money that Zhuolu Dahua Wine Brew House (“Dahua Wine”), whose president was also Mr. Du Yong-lin borrowed from the company to buy the equipment. The Company has concluded that this related party loan between the Company and Dahua Wine constituted a prohibited transaction under Section 402 of the Sarbanes-Oxley Act of 2002.

7．Customer deposits

Customer deposits consist of down payments received on sales contracts for houses. When all of the conditions set forth in the Company’s revenue recognition policy are met, the Company will recognize the down payments as revenue. The aggregate of the customers’ deposits was $6,364,498 and $5,765,711 at March 31, 2011 and December 31, 2010 respectively. Of all the 33 units reserved, one unit’s deposits are money received from bank arrangements (see note 8) in the amounts of $536,880. Accordingly, the bank has liens against this unit.

8.  Off-Balance Sheet Arrangements

The Company entered into an agreement with two banks that extended mortgage loans to its home buyers, where the Company agrees to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2011 and December 31, 2010, the balance of this separate account was $767,337 and $759,580 respectively. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits, as is explained in note 7.

9. Tax

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2011	2010
Current:
Foreign	$-	$-

Deferred:
Foreign	(47,294)	(49,799)
	(47,294)	(49,799)
Income tax expense (benefit)	$(47,294)	$(49,799)

A reconciliation of income tax expense (benefit) to the amount computed using statutory rates is as follow

	Three Months Ended March 31,
	2011	2010
Tax at statutory rate	$(47,294)	$(49,799)
Non-deductible expenses	-	-
	$(47,294)	$(49,799)

The Company has implemented ASC Topic 740, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets - Tax NOL	$987,198	$930,291
Deferred tax liabilities	-	-
Net deferred tax asset (liability) - current	$987,198	$930,291

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

The company has a net operating loss carryforward of approximately $3,948,792 expiring in 2031 due to the reason that the company was in the process of construction and didn’t recognize sales revenue in these two years.  The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 25% is approximately $987,198.

10. Stock

The Company is authorized to issue up to 80,000,000 shares of common stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value per share. As of March 31, 2011, there were 25,015,000 shares of common stock issued and outstanding, and no shares of preferred stock were issued and outstanding.

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

12. Other receivables

Other receivables primarily represent loans due from outside parties. As of March 31, 2011, the balance of net other receivables was $14,214.

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

Year ending December 31,
2011	$32,500
2012	$32,500
2013	$32,500
2015	$32,500
2015	$32,500
Thereafter	$1,040,500
$1,203,000

14.  Recent Accounting Pronouncements

The Company has evaluated recent accounting standards updates through AU 2011-04, and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial statements or note disclosures.

15. Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued.  Upon further evaluation, the Company concluded that no material subsequent events occurred or required disclosure.

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

The construction began in July 2003 and was completed in December 2005. As of March 31, 2011, 67 units have been sold, 8 units were reserved with clients' deposits.

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

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd. (“Zhuolu Dahua Real Estate”) which was established on May 21, 2008 and was wholly-owned by Beijing Dahua  Real Estate, engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province. The first phase of this project, known as Xuanyuan Lakefront, consists of 246 villas, all of which are single-family houses ranging from approximately 2,000 to 5,000 square feet, each with 3 – 4 bedrooms. The Company is now in the process of developing this project. As of March 31, 2011, 25 units were reserved with clients' deposits.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Revenues

We began our First Phase of Dahua Garden construction, which consists of 75 luxury residential units, in July 2003. The construction was completed in December 2005. For the three months ended March 31, 2011, no sales revenue was recognized in this quarter. The following table sets forth certain information about our sales of housing units:

	Cumulative Balance as of
	March 31, 2011	March 31, 2010

Units sold	67	67
Units reserved with deposits	8	8
Units available for sale	0	0

Total	75	75

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Houses sold	-	-
Houses reserved	-	-

We, through our subsidiary Zhuolu Dahua Real Estate Development Ltd. (“Zhuolu Dahua Real Estate”) which was established on May 21, 2008 and was wholly-owned by Beijing Dahua  Real Estate, engage in the business of development, construction and sale of luxury residential single-family homes in Zhuolu county, Hebei province. As of March 31, 2011, 25 units were reserved with clients' deposits.

For the three months ended March 31, 2011 and 2010, we didn’t recognized sales revenues.

Cost of Goods Sold

Cost of goods sold consists primarily of land acquisition and development costs, engineering, infrastructure, capitalized interest, and construction costs. For the three months ended March 31, 2011 and 2010, we didn’t recognize cost of goods sold.

Operating Expenses

For the three months ended March 31, 2011, our operating expenses were $196,997, an increase of $10,513, or 5.6%, as compared to $186,484 for the same period of the prior year. The increase was mainly due to new construction item in Zhuolu and therefore the increase in payroll expenses.

Other Income

The company signed a rental agreement with Bank of China Beijing Changping Branch to provide  a house in Dahua Mansion-the four-floor building as a bank department which will end in 2013. The rental area is 125 sq.m and the rent is 2.5 yuan per day and per sq.m. For the three months ended March 31, 2011, the company recognized $8,590 as rental income.

Net Income

For the three months ended March 31, 2011, we had a net loss of $113,506, or $0.00 per share, as compared with a net loss of $119,518, or $0.00 per share, for the same period of the prior year.

Liquidity and Capital Resources

Since inception, our operations have been primarily funded by equity capital, unsecured short-term loans from Dahua Project Management Group ("Dahua Group"), our affiliate, and customer deposits that we received from our pre-sale of housing units.

After receiving the Residential Housing Pre-sale Permit issued by the government, we are permitted to sell the residential units to be built to the public, which is common practice in China. Upon execution of a binding purchase contract between the developer and a homebuyer, a deposit and installment payments are required to be made to the developer, which we use to construct our residential housing units. The aggregate of the customers’ deposits was $6,364,498 and $5,765,711 at March 31, 2011 and December 31, 2010 respectively.

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

As of March 31, 2011, the short-term loans due to related parties had a balance of $9,194,400, and accrued interest of $706,402 as compared to $9,175,967 and $561,893 at December 31, 2010.

As of March 31, 2011, we had cash and cash equivalents balance of $151,861. For the three months ended March 31, 2011, our operating activities provided $145,809 of net cash. During the three months ended March 31, 2011, our investing activities provided $14,657 of net cash. For the same period, the financing activities used net cash of $74,035 as a result of proceeds from related party loans.

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

Off-Balance Sheet Arrangements

We entered into an agreement with two banks that extended mortgage loans to our home buyers, where we agree to provide a certain limited guarantee, which covers the risk before the conveyance of title upon closing. Upon initiating the loan on behalf of the buyer for the down payment, the Bank has withheld a percentage ranging from 5% to 20% of the loan and deposited such funds into a segregated account in each bank. At March 31, 2011, the balance of this separate account was $767,337. Since the Company does not recognize revenue when its receivables are subject to future subordination, the entire amount that could become payable to the bank under the limited guarantee is recorded as a liability on the balance sheet and is included in customer deposits.

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

(ii)Recent PRC regulations relating to cutting down luxury single family house constructions may limit our ability to implement our business plan. If no consents and approvals are obtained, we may have to cease our single luxury family house operations, and change our business plan to build apartment buildings.

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

Item 4T.   CONTROLS AND PROCEDURES

(i) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Since inception, we have been dependent on short-term loans and customer deposits to meet our cash requirements. As of December 31, 2005 we completed the construction of our First Phase of Dahua Garden project consisting of 75 luxury single-family houses. Of 75 units, 67 houses were sold and 8 houses were reserved with clients’ deposits at March 31, 2011. We are now in the process of construction of Xuanyuan Lakefront in Zhuolu county in Hebei province through our subsidiary Zhuolu Dahua Real Estate. It is estimated that we needed approximately $17.5 million in order to complete the project. We intend to use (i) our proceeds from sales of our First Phase housing units, (ii) customer deposits from our pre-sale of the housing units and (iii) short-term borrowings from Dahua Group, our affiliate, to finance our projects. At present we do not have any arrangements for additional financing. If we are unable to obtain additional financing on terms acceptable to us, we may have to delay or curtail our Second Phase project, and our ability to increase revenue will be materially impaired.

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

CHANGPING DISTRICT GOVERNMENT PUBLICIZED A NEW LAYOUT WHICH AFFECTED OUR ORIGINAL SECOND PHASE

Changping district government publicized a new layout which was named Future Science & Technology Park at the beginning of 2010r. The newly publicized layout includes the plot which the company was applying for as the Second Phase of Dahua Garden.  The Company is now negotiating with the Changping District about the Development and Construction of the Future Science & Technology Park of Beijing Co., Ltd about compensating Dahua Real Estate for costs incurred during our development of Phase II. Our operation will be materially impaired.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE CHINESE CURRENCY AND THE UNITED STATES DOLLAR MAY BRING DOWN OUR OPERATING INCOME.

The functional currency of our operations in China is "Yuan." Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of yuan to the U.S. dollar. Under the new policy, Yuan is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.6% appreciation of the yuan against the U.S. dollar between July 21, 2005 and March 31, 2011. Our revenues and costs are denominated in yuan, and our financial assets are also denominated in yuan. Any significant fluctuations in the exchange rate between the yuan and the United States dollar may bring down our operating income and lower our stock price. We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

DAHUA, INC.

By:	/s/	By:	/s/

Yonglin Du, Chief Executive Officer and President		Meng Hua, Chief Financial Officer

June 2, 2011		June 2, 2011